Form 10-Q
period 1995-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 1995-05-12
CIK 814576

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______



                        Commission File Number 33-14582
                       PAINEWEBBER R&D PARTNERS II, L.P.
        (Exact name of registrant as specified in its charter)



                  DELAWARE                     13-3437420
       (State or other jurisdiction of      (I.R.S. Employer
       incorporation or organization)      Identification No.)



1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK   10019
  (Address of principal executive offices)     (Zip code)


  Registrant's telephone number, including area code: (212) 713-2000
                      ---------------



   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                      ---------------

                   PAINEWEBBER R&D PARTNERS II, L.P.
                   (A Delaware Limited Partnership)

                               FORM 10-Q
                            MARCH 31, 1995

                           TABLE OF CONTENTS



                                                            PAGE

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Condition              2
             (unaudited) at March 31, 1995 and
             December 31, 1994

             Statements of Operations                       3
             (unaudited) for the three months
             ended March 31, 1995 and 1994

             Statement of Changes in Partners' Capital      4
             (unaudited) for the three months
             ended March 31, 1995

             Statements of Cash Flows                       5
             (unaudited) for the three months
             ended March 31, 1995 and 1994

             Notes to Financial Statements                  6-11
             (unaudited)

Item 2.      Management's Discussion and Analysis of        12-13
             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                              14

Item 6.      Exhibits and Reports on Form 8-K               14

             Signatures                                     15



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                       March       December
                                                         31,            31,
                                                        1995          1994
- - ---------------------------------------------------------------------------
Assets:

              Cash                                $    5,487   $      6,703

              Marketable                           1,281,998      2,308,631
              securities, at
              market value

              Investments                         11,857,043     10,327,102


              Interest                                 4,244          7,673
              receivable

              Investments in                         179,079        183,228
              product
              development
              projects

              Royalty income                          27,731         42,472
              receivable                        -------------  ------------

Total assets                                    $ 13,355,582   $ 12,875,809
                                                ============   ============



Liabilities
and partners'
capital

              Accrued                             $  158,072   $    151,442
              liabilities

              Partners'                           13,197,510     12,724,367
              capital
                                                ------------   ------------
Total liabilities and partners' capital         $ 13,355,582   $ 12,875,809
                                                ============   ============

- - ----------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three
months ended
March 31,                                               1995          1994
- - --------------------------------------------------------------------------
Revenues:
   Interest income                                $   28,323    $   29,180
   Income from                                        27,731        50,935
   product
   development
   projects

   Unrealized
   appreciation of
   investments
   and marketable                                   1,531,958          -
   securities

   Realized gain on                                         -      166,841
   distribution of
   investment                                       ----------   ---------
                                                    1,588,012      246,956
                                                    ----------   ---------

Expenses:
Expenditures
under product
development
  projects                                            4,149       413,548

Management fee                                      125,582       157,613

General and                                          67,694        31,210
administrative
costs                                               -------       -------
                                                    197,425       602,371
                                                    -------       -------

Net income (loss) before cumulative effect of
    change in accounting method                    1,390,587      (355,415)


   Cumulative effect of change in
   accounting method                                       -       366,334
                                                   ---------     ---------

Net income                                       $ 1,390,587    $   10,919
                                                   =========     =========


Net income (loss) per partnership
   unit before cumulative effect of
   change in accounting
   method:

   Limited partners                               $   166.73     $  (42.61)
   (based on 8,257
   units)
   General partner                               $ 13,905.87   $ (3,554.15)


Cumulative effect of change in
   accounting method per partnership unit:

   Limited partners                              $        -     $    43.92
   (based on 8,257
   units)

   General partner                               $        -     $ 3,663.34


Net income per partnership unit:

   Limited partners                               $    166.73   $     1.31
   (based on 8,257
   units)
   General partner                                $ 13,905.87   $   109.19

- - ---------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

For the three
months ended
March 31,                    Limited             General
1995                        Partners             Partner           Total
- - -----------------------------------------------------------------------------

Balance at                $ 12,594,066         $  130,301     $ 12,724,367
December 31,
1994

Net income                   1,376,681             13,906        1,390,587

Cash                          (908,270)            (9,174)        (917,444)
distribution
to partners
                          ------------         ----------     ------------
Balance at                $ 13,062,477         $  135,033     $ 13,197,510
March 31,                 ============         ==========     ============
1995

- - -----------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three
months ended
March 31,                                               1995         1994
- - -----------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                        $ 1,390,587     $   10,919

Adjustments to reconcile net income to
 cash provided by operating activities:

Unrealized appreciation of investments
 and marketable securities                         (1,531,958)             -

Realized gain on distribution of investment                 -       (166,841)

Cumulative effect of change in accounting                   -       (366,334)
 method

Decrease in operating assets:

Marketable securities                               1,028,650      1,294,602

Investment                                                  -         22,701

Investments in product development projects             4,149        244,298

Interest receivable                                     3,429          3,758

Royalty income receivable                              14,741         49,476

Increase (decrease) in operating liabilities:

  Accrued liabilities                                   6,630          5,669

  Liabilities under product development projects            -     (1,083,866)

Distributions payable                                       -        417,020
                                                     --------      ---------
Cash provided by operating activities:                916,228        431,402
                                                     --------      ---------
Cash flows from financing activities:

Distribution to partners                             (917,444)      (417,020)
                                                     --------       --------
Cash used for financing activities                   (917,444)      (417,020)
                                                     --------       --------
(Decrease) increase in cash                            (1,216)        14,382

Cash at beginning of period                              6,703         6,369
                                                    ----------    ----------
Cash at end of period                               $    5,487    $   20,751
                                                    ==========    ==========


- - ----------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest during the three months ended March 31, 1995 and 1994.

Supplemental schedule of non-cash activities:

For the three
months ended
March 31,                                           1995             1994
- - -----------------------------------------------------------------------------

Distribution of investments
to partners:
   Alkermes, Inc. common stock               $        -         $ 1,334,728


- - ------------------------------------------------------------------------------
See notes to financial statements.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (A Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


                        MARCH 31, 1995 AND 1994

1.  ORGANIZATION AND BUSINESS

   The financial information as of and for the periods ended March 31, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D
Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994.

   The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The Partnership had a total of $72.0 million available for investment from all closings. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

   The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants will have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). As a result of restructuring some of the original projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies (see Note 3). As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

   All distributions to limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership will initially be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by Limited Partners and the General Partner, respectively:

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (A Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

(NOTE 1 CONTINUED)


                                                             Limited    General
                                                            Partners    Partner
                                                            --------    -------

I.  Until the value of the aggregate distributions for
    each limited partnership unit ("Unit") equals $10,000
    plus simple interest on such amount accrued at 7% per
    annum for each Unit sold at the Initial Closing (6%
    per annum for each subsequent Unit sold up to the
    5,000th Unit and 5% per annum for each Unit sold
    thereafter) ("Contribution Payout")                      99%        1%

II. After Contribution Payout and until the value of the
    aggregate distributions for each Unit equals
    $50,000 ("Final Payout")                                 80%       20%

III.  After Final Payout                                     75%       25%



   At March 31, 1995 the Partnership has made cash and securities distributions since inception of $1,565 and $5,750 per Unit, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting Statement No. 115 as of January 1, 1994 was to increase net income for the quarter ended March 31, 1994 by $366,334 or $43.92 per Unit.

   Marketable securities consist of a money market fund and common stock which are recorded at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

   Realized and unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

   The Partnership invested in Projects, further described in Note 5, through one of the following two vehicles:

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (A Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 2 CONTINUED)

      -  Product Development Contracts
         The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies.

      -  Product Development Limited Partnerships
         The Partnership participated as a limited partner in product development limited partnerships formed to develop specific products. Such participations were accounted for using the equity method. Such partnerships expensed product development costs when incurred.

   The Partnership carries warrants at a zero value in cases where the Sponsor Company's stock is not publicly traded or the exercise period has not been attained. To the extent that the Partnership's warrants are currently exercisable and the Sponsor Company's stock is publicly traded, the warrants are carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximates fair value. Prior to 1993, the Partnership accounted for the distribution of warrants at their carrying value of zero.

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

    The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   At March 31, 1995, the Partnership held the following marketable securities:



                                              MARKET         COST

     Money market fund                   $1,273,124      $1,273,124
     Alkermes, Inc. common stock
     (3,227 shares)                           8,874          22,589
                                         ----------      ----------
                                         $1,281,998      $1,295,713
                                         ==========      ==========


   At December 31, 1994, the Partnership held the following marketable securities:



                                              MARKET         COST

     Money market fund                      $2,301,774   $2,301,774
     Alkermes, Inc. common stock
     (3,227 shares)                              6,857       22,589
                                            ----------   ----------
                                            $2,308,631   $2,324,363
                                            ==========   ==========

     Alkermes, Inc. common stock had a market value of $2.75 and $2.125 per share as of March 31, 1995 and December 31, 1994, respectively.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (A Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

(NOTE 3 CONTINUED)

    INVESTMENT:

    At March 31, 1995 and December 31, 1994, the Partnership's sole investment was 1,529,941 shares of Cygnus Therapeutic Systems ("Cygnus") restricted common stock that is the subject of a registration statement under the Securities Act of 1933, as amended. The Partnership's carrying value of this investment at March 31, 1995 and December 31, 1994 was $11,857,043 and $10,327,102,
respectively.

    In 1994, in accordance with the adoption of Statement No. 115, the Partnership commenced recording investments in restricted common stock (where the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. Restricted common stock, with a restriction period greater than one year, is carried at the lower of cost or fair value. The cumulative effect at January 1, 1994 of adopting Statement No. 115 was to increase the carrying value of the Alkermes restricted stock by $366,334. Prior to the adoption of Statement No. 115, the Partnership accounted for its investments in restricted common stock (regardless of the restriction period) at the lower of cost or fair value.

    In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system ("GMS") technology developed under product development agreements between Cygnus and the Partnership. In exchange for its technology rights, the Partnership received 1,529,941 shares of Cygnus common stock valued at $8,988,403 which was based on the market price per share of $5.875 on the date of receipt. At March 31, 1995 and December 31, 1994, the Partnership recorded its Cygnus common stock at the closing market price of $7.75 per share (totaling $11,857,043) and $6.75 per share (totaling $10,327,102), respectively. Accordingly, the Partnership recognized unrealized appreciation of $1,529,941 for the three months ended March 31, 1995 which has been reflected in the Statements of Operations.

    On January 2, 1994, 170,084 shares of Alkermes restricted common stock, with a carrying value of $1,190,588 ($7.00 per share), became saleable without volume limitation pursuant to Securities and Exchange Commission Rule 144. The Partnership distributed 166,841 shares of Alkermes common stock to its Partners on January 5, 1994. The market value of the Alkermes common stock on the date of distribution was $1,334,728 ($8.00 per share) compared to the carrying value of $1,167,887 ($7.00 per share). A realized gain of $166,841 was recognized with respect to the distribution.

4.  RELATED PARTY TRANSACTIONS

    The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which (if any) have been distributed to the Partners of the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. The management fees paid by the Partnership to the Manager were $125,582 and $157,613 for the three months ended March 31, 1995 and 1994, respectively.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (A Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)


(NOTE 4 CONTINUED)

    As of January 1, 1995, the Manager had eliminated the management fee charged for the following seven of the Partnership's Projects:



                   - Alkermes, Inc.
                   - Cadre Technologies, Inc.
                   - Centocor Partners, III, L.P.
                   - Compression Labs, Inc.
                   - Genentech Clinical Partners IV, L.P.
                   - Rogers Corporation
                   - Synergen Clinical Partners, L.P.

    The Partnership's portfolio of a money market fund is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. PWDC (not the Partnership) pays MHII a fee with respect to such money management services.

    PWDC and PaineWebber Incorporated ("PWI"), and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same Projects as the Partnership.

    The Partnership is involved in certain legal actions. The General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

5.  COMMITMENTS UNDER PRODUCT DEVELOPMENT PROJECTS

    The Partnership entered into ten Projects (Alkermes, Inc.; Cadre Technologies Inc.; Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus Therapeutic Systems; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P). As of March 31, 1995, all of the Projects were fully funded.

    If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. These warrants are carried at zero value as of March 31, 1995 and December 31, 1994. At March 31, 1995, the Partnership owned the following warrants:

                   PAINEWEBBER R&D PARTNERS II, L.P.
                    (A DELAWARE LIMITED PARTNERSHIP)

                NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

(NOTE 5 CONTINUED)

                                                                               3/31/95
                       Number of Shares    Exercise Price   Exercise       Market Price
                  that can be Purchased         per Share   Period          Per Share *
                  ---------------------    --------------   --------       ------------
Cadre Technologies Inc.         625,000           $ 5.00    Current to 6/97        (A)

Centocor, Inc.                    2,800           $13.33    Current to 2/96     $15.88

Cygnus Therapeutics Systems     300,000           $ 9.90    Current to 9/97      $7.75

OEC Medical Systems, Inc. (B)   200,000           $12.70    Current to 8/97      $5.88

Synergen, Inc.                   28,176           $15.69    Current to 2/96        (C)
                                                  $17.69    3/96 to 2/98


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of March 31, 1995 may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

(A) At March 31, 1995, the common stock of Cadre Technologies Inc. was not publicly traded.

(B) In October 1993, Diasonics, Inc. completed a major corporate restructuring under which Diasonics,Inc. was divided into three separate publicly traded companies: Diasonics UltraSound, Inc., FOCUS Surgery Inc. and OEC Medical Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical Systems, Inc. FOCUS Surgery, Inc. will continue to develop the product for which the Partnership has the rights.

(C) In December 1994, Amgen, Inc. acquired Synergen, Inc. ("Synergen") in a cash tender offer of $9.25 per share of outstanding Synergen common stock. Concurrently, the Partnership's warrant to purchase shares of Synergen common stock was exercisable for $9.25 per share in cash, rather than common shares, which was $6.44 and $8.44 a share below the exercise price of the
 Partnership's warrant. Accordingly, the warrant was rendered valueless and the Partnership did not exercise the warrant.

6.  INCOME TAXES

       The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  Partners' capital at March 31, 1995 was $13.2 million compared to $12.7 million at December 31, 1994, an increase of $0.5 million. The increase in partners' capital was a result of net income from operations of $1.4 million (as discussed in Results of Operations below) offset by a cash distribution to the Partners of $0.9 million.

  The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at March 31, 1995 were $1.3 million compared to $2.3 million at December 31, 1994, a decrease of $1.0 million. The decrease in liquid assets is primarily due to cash distributions to Partners of $0.9 million and the payment of management fees approximating $0.1 million. The balance of liquid assets will be used for the payment of management fees and administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994:

  Net income for the year ended March 31, 1995 was $1.4 million compared to $0.01 million for the same period in 1994, a favorable variance of $1.4 million. The variance of $1.4 million was due to an increase in revenues of $1.4 million and a decline in expenses of $0.4 million offset by the 1994 cumulative effect of a change in accounting method of $0.4 million. The increase in revenues was due to an increase in unrealized appreciation of investments and marketable securities of $1.6 million offset by a decrease in realized gain on distribution of investment of $0.2 million. The favorable variance in expenses was primarily attributable to a decrease in expenditures under product development projects of $0.4 million.

  The Partnership adopted the provisions of Statement No. 115 for investments held as of or acquired after January 1, 1994. The cumulative effect of adopting Statement No. 115 as of January 1, 1994 was to increase net income for the three months ended March 31, 1994 by $0.4 million due to the difference between the carrying value and market value of a restricted security position as of December 31, 1993. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method.

  Revenues for the three months ended March 31, 1995 were $1.6 million compared to $0.2 million for the same period in 1994, a favorable variance of $1.4 million. The increase was primarily due to an increase in unrealized appreciation of investments and marketable securities of $1.6 million offset by a decrease in realized gain on distribution of investment of $0.2 million. In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to GMS technology developed under research and development agreements between Cygnus and the Partnership. In exchange for the technology rights, the
Partnership received Cygnus common stock with a carrying value to the Partnership of $8.9 million. At March 31, 1995, the Partnership wrote-up its investment in Cygnus to market value resulting in unrealized appreciation of $1.6 million. During the three months ended March 31, 1994, the Partnership distributed 166,841 shares of Alkermes common stock to its Partners and realized a gain of $0.2 million.

(ITEM 2 CONTINUED)

  Expenses for the three months ended March 31, 1995 were $0.2 million compared to $0.6 million for the same period in 1994, a decrease of $0.4 million. The variance is attributable to a decrease in expenditures under product development projects of $0.4 million. During the first quarter of 1994, the Partnership accrued $0.2 million for payments to Cygnus and expensed $0.2 million for research and development expenditures related to Genzyme Development Partners, L.P.

                         PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PWI's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PWI and PWG (together, "PaineWebber"), among others, by allegedly dissatisfied investors in these partnerships. In March 1995, after the actions were consolidated under the title IN RE PAINEWEBBER LIMITED PARTNERSHIP LITIGATION, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including PaineWebber Technologies II, L.P., the General Partner of the Partnership and an affiliate of PaineWebber. Other affiliates of the General Partner were also named in the complaint.

      The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in the Partnership, PaineWebber and the General Partner (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in the Partnership, also allege that following the sale of the Partnership interests, PaineWebber and the General Partner misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and the General Partner violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the limited partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

      Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify the General Partner and its affiliates for costs and liabilities in connection with this litigation. The General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a) EXHIBITS:

              None

           b) REPORTS ON FORM 8-K:

              None

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of May 1995.

       PAINEWEBBER R&D PARTNERS II, L.P.

       By: PaineWebber Technologies II, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: EUGENE M. MATALENE, JR./S/
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: PIERCE R. SMITH/S/
           Pierce R. Smith
           Principal Financial and Accounting Officer








* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.