Form 10-Q
period 1995-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 1995-08-14
CIK 814576

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

                   PAINEWEBBER R&D PARTNERS II, L.P.
                   (a Delaware Limited Partnership)

                               FORM 10-Q
                             JUNE 30, 1995

                           TABLE OF CONTENTS



                                                            PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Condition              2
             (unaudited) at June 30, 1995 and
             December 31, 1994

             Statements of Operations                       3
             (unaudited) for the three months
             ended June 30, 1995 and 1994

             Statements of Operations                       4
             (unaudited) for the six months
             ended June 30, 1995 and 1994

             Statement of Changes in Partners' Capital      5
             (unaudited) for the six months
             ended June 30, 1995

             Statements of Cash Flows                       6
             (unaudited) for the six months
             ended June 30, 1995 and 1994

             Notes to Financial Statements                  7-12
             (unaudited)

Item 2.      Management's Discussion and Analysis of        13-14
             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                              15

Item 6.      Exhibits and Reports on Form 8-K               15

             Signatures                                     16




All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                    June 30,      December 31,
                                                      1995            1994
------------------------------------------------------------------------------

Assets:

  Cash                                          $      5,667     $     6,703

  Marketable securities, at market value           1,340,327       2,308,631

  Investment, at market value                              -      10,327,102

  Interest receivable                                  4,035           7,673

  Investments in product development projects        178,167         183,228

  Royalty income receivable                           23,645          42,472
                                                ------------     -----------
Total assets                                    $  1,551,841     $12,875,809
                                                ============     ===========


Liabilities and partners' capital:

  Accrued liabilities                           $     88,424     $   151,442

  Partners' capital                                1,463,417      12,724,367
                                                ------------     -----------
Total liabilities and partners' capital         $  1,551,841     $12,875,809
                                                ============     ===========


-----------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                    1995         1994
------------------------------------------------------------------------------

Revenues:
  Interest income                                $     21,928      $    24,842
  Income from product development projects            192,829           42,372
  Unrealized appreciation (depreciation) of
    investments and marketable securities              28,848         (483,144)
  Realized gain on distribution of investment       1,138,556                -
                                                    ---------         --------
                                                    1,382,161         (415,930)
                                                    ---------         --------

Expenses:
  Expenditures under product development
    projects                                                -          169,250
  Management fee                                      125,582          157,613
  General and administrative costs                     87,044           87,525
                                                     --------          -------
                                                      212,626          414,388
                                                     --------          -------

Net income (loss)                                $  1,169,535     $   (830,318)
                                                 ============     ============

Net income (loss)  per partnership unit:
  Limited partners (based on 8,257 units)        $     140.23     $     (99.56)
  General partner                                $  11,695.35     $  (8,303.18)

-------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the six months ended June 30,                         1995         1994
-------------------------------------------------------------------------------
Revenues:
  Interest income                                   $     50,250   $    54,022
  Income from product development projects               216,411        93,307
  Unrealized appreciation (depreciation) of
   investments and marketable securities                  42,732      (483,144)
  Realized gain on distribution of investments         2,656,630       166,841
                                                       ---------      --------
                                                       2,966,023      (168,974)
                                                       ---------      --------

Expenses:
  Expenditures under product development
    projects                                                   -       582,798
  Management fee                                         251,164       315,226
  General and administrative costs                       154,736       118,735
                                                       ---------     ---------
                                                         405,900     1,016,759
                                                       ---------     ---------


Net income (loss) before cumulative effect of
  change in accounting method                          2,560,123    (1,185,733)

   Cumulative effect of change in accounting method            -       366,334
                                                       ---------    ----------
Net income (loss)                                   $  2,560,123  $   (819,399)
                                                       =========    ==========


Net income (loss) per partnership unit before
  cumulative effect of change in accounting
  method:
  Limited partners (based on 8,257 units)           $     306.95  $    (142.17)
  General partner                                   $  25,601.23  $ (11,857.33)

Cumulative effect of change in accounting method
  per partnership unit:
  Limited partners (based on 8,257 units)           $          -  $      43.92
  General partner                                   $          -  $   3,663.34

Net income (loss) per partnership unit:
  Limited partners (based on 8,257 units)           $     306.95  $     (98.25)
  General partner                                   $  25,601.23  $  (8,193.99)


See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Statement of Changes in Partners' Capital
(unaudited)


                                              Limited         General
For the six months ended June 30, 1995        Partners        Partner         Total
-------------------------------------------------------------------------------------

Balance at December 31, 1994               $ 12,594,066    $   130,301    $12,724,367

Net income                                    2,534,522         25,601      2,560,123
Distributions to partners:
 Cash                                          (908,270)        (9,174)      (917,444)
 Cygnus Therapeutic Systems common stock    (12,773,579)      (130,050)   (12,903,629)
                                            -----------        -------     ----------
Balance at June 30, 1995                    $ 1,446,739    $    16,678    $ 1,463,417
                                            ===========    ===========    ===========

------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30, 1995                 1995           1994
------------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                                $  2,560,123    $ (819,399)
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
Unrealized (appreciation) depreciation of
  investments and marketable securities                (42,732)      483,144
Realized gain on distribution of investments        (2,656,630)     (166,841)
Cumulative effect of change in accounting method           -        (366,334)


Decrease in operating assets:
  Marketable securities                                 999,169    1,878,415
  Investment                                             91,970       22,701
  Investments in product development projects             5,061      244,298
  Interest receivable                                     3,638        6,048
  Royalty income receivable                              18,827       57,499

Decrease in operating liabilities:
  Accrued liabilities                                   (63,018)      (8,938)
  Liabilities under product development projects              -     (914,616)
                                                        -------      -------
Cash provided by operating activities                   916,408      415,977
                                                        -------      -------

Cash flows from financing activities:
  Distribution to partners                             (917,444)    (417,020)
                                                       ---------    --------
Cash used for financing activities                     (917,444)    (417,020)
                                                       ---------    --------

Decrease in cash                                         (1,036)      (1,043)

Cash at beginning of period                               6,703        6,369
                                                       --------     --------

Cash at end of period                              $      5,667  $     5,326
                                                       ========     ========


----------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest during the six months ended June 30, 1995 and 1994.


Supplemental schedule of non-cash activities:
-----------------------------------------------------------------------------
For the six months ended June 30,                     1995           1994

Distribution of investments to partners:
  Alkermes, Inc. common stock                    $         -    $   1,334,728
  Cygnus Therapeutic Systems common stock        $12,903,629    $           -
-----------------------------------------------------------------------------

See notes to financial statements.

                      PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                 NOTES TO FINANCIAL STATEMENTS(UNAUDITED)



1.  ORGANIZATION AND BUSINESS

   The financial information as of and for the periods ended June 30, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D
Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994, and the previously issued quarterly report for the quarter ended March 31, 1995.

   The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

   The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants will have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invests as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As a result of restructuring some of the original Projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies (see Note 3). As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

   All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership will initially be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

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


   At June 30, 1995, the Partnership has made cash and securities distributions since inception of $1,565 and $7,297 per Unit, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting Statement No. 115 as of January 1, 1994, was to increase net income for the six months ended June 30, 1994 by $366,334 or $43.92 per Unit.

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

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

    The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   At June 30, 1995, the Partnership held the following marketable securities:

                                                   Market         Cost
                                                 ----------   ----------

     Money market fund                           $1,210,635   $1,210,635
     Alkermes, Inc. common stock (3,227 shares)      12,504       22,589
     Cygnus Therapeutic Systems common
       stock (11,867 shares)                        117,188       69,719
                                                 ----------  -----------
                                                 $1,340,327   $1,302,943
                                                 ==========  ===========

   At December 31, 1994, the Partnership held the following marketable securities:

                                                    Market         Cost
                                                 -----------   ----------

     Money market fund                            $2,301,774   $2,301,774
     Alkermes, Inc. common stock (3,227 shares)        6,857       22,589
                                                  ----------   ----------
                                                  $2,308,631   $2,324,363
                                                  ==========   ==========

     Alkermes, Inc. ("Alkermes") common stock had a market value of $3.875 and $2.125 per share as of June 30, 1995 and December 31, 1994, respectively. Cygnus Therapeutic Systems ("Cygnus") common stock had a market value at June 30, 1995 of $9.875. (See section entitled "Investments".)

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

(Note 3 Continued)

    INVESTMENTS:

     In 1994, in accordance with the adoption of Statement No. 115, the Partnership commenced recording investments in restricted common stock (where the restriction period expires in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs. Restricted common stock, with a restriction period greater than one year, is carried at the lower of cost or fair value. The cumulative effect at January 1, 1994 of adopting Statement No. 115 was to increase the carrying value of the Alkermes restricted common stock by $366,334. Prior to the adoption of Statement No. 115, the Partnership accounted for its investments in restricted common stock (regardless of the restriction period) at the lower of cost or fair value.

    In December 1994 the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system ("GMS") technology developed under product development agreements between Cygnus and the Partnership. In exchange for its technology rights, the Partnership received 1,529,941 shares of Cygnus common stock valued at $8,988,403 which was based on the market price per share of $5.875 on the date of receipt. At December 31, 1994, the Partnership recorded its Cygnus common stock at the closing market price of $6.75 per share (totaling $10,327,102). In May 1995 the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock. The market value of the Cygnus common stock on the date of distribution was $12,903,629 ($8.50 per share). The carrying value of the shares distributed was $11,765,073 ($7.75 per share) and $10,246,999 ($6.75 per share) as of March 31, 1995 and December 31, 1994, respectively. Accordingly, the Partnership recognized realized gain upon the distribution of $1,138,556 for the three months ended June 30, 1995 and $2,656,630 for the six months ended June 30, 1995. The remaining 11,867 shares of Cygnus common stock were held as marketable securities.

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

4.  RELATED PARTY TRANSACTIONS

    The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which (if any) have been distributed to the Partners of the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. The management fees paid by the Partnership to the Manager were $125,582 and $157,613 for the three months ended June 30, 1995 and 1994, respectively and $251,164 and $315,226 for the six months ended June 30, 1995 and 1994, respectively. Aggregate management fees paid to the Manager since January 1, 1994, were $869,959.

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

    The Partnership's portfolio of  a money market  fund is managed by Mitchell
Hutchins Institutional Investors ("MHII"), an affiliate  of  PWDC.   PWDC  pays
MHII a fee with respect to such money management services.

    PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same Projects as the Partnership.

    The Partnership is involved in certain legal actions.   The General Partner
believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

5.  COMMITMENTS UNDER PRODUCT DEVELOPMENT PROJECTS

    The Partnership entered into ten Projects (Alkermes; Cadre Technologies Inc.; Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P). As of June 30, 1995, all of the Projects were fully funded.

    If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. These warrants are carried at zero value as of June 30, 1995 and December 31, 1994. At June 30, 1995, the Partnership owned the following warrants:

                   PAINEWEBBER R&D PARTNERS II, L.P.
                    (a Delaware Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)

(Note 5 Continued)

                                                                                        6/30/95
                          Number of Shares    Exercise Price         Exercise      Market Price
                     that can be Purchased    Per Share               Period       Per Share  *
                     ---------------------    --------------         --------      ------------
Cadre Technologies Inc.            625,000        $ 5.00         Current to 6/97            (A)

Centocor, Inc.                       2,800        $13.33         Current to 2/96        $14.313

Cygnus Therapeutic Systems         300,000        $ 9.90         Current to 9/97        $ 9.875

OEC Medical Systems, Inc. (B)      200,000        $12.70         Current to 8/97        $ 7.75


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of June
30, 1995, may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

(A) At June 30, 1995, the common stock of Cadre Technologies Inc. was not publicly traded.

(B) In October 1993, Diasonics, Inc. completed a major corporate restructuring under which Diasonics, Inc. was divided into three separate publicly traded companies: Diasonics UltraSound, Inc., FOCUS Surgery Inc. and OEC Medical
Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical
Systems, Inc. FOCUS Surgery, Inc. will continue to develop the product for which the Partnership has provided funding.

6.  INCOME TAXES

       The Partnership is not subject to  federal, state or local income taxes.
Accordingly, the individual Partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.


7. SUBSEQUENT EVENT

       On July 12, 1995, the Partnership commenced an  action against Centocor,
Inc.  ("Centocor")  and Centocor Partners III, L.P. in the  Chancery  Court  of
Delaware arising from certain agreements entered into by Centocor and Eli Lilly
& Company in July 1992.   The  Partnership's  complaint seeks damages, interest
and expenses.  There can be no assurance that the  Partnership's  claim will be successful.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Partners' capital at June 30, 1995 was $1.5 million compared to $12.7 million at December 31, 1994, a decrease of $11.2 million. The decrease in partners' capital was a result of cash and security distributions to the Partners of $13.8 million offset by net income from operations of $2.6 million (as discussed in Results of Operations below).

  The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at June 30, 1995, were $1.3 million compared to $2.3 million at December 31, 1994, a decrease of $1.0 million. The decrease in liquid assets is primarily due to a cash distribution to Partners aggregating $0.9 million. The balance of liquid assets will be used for the payment of management fees and administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THE THREE MONTHS ENDED JUNE  30,
1994:

  Net income for the quarter ended June 30, 1995, was $1.2 million compared to a net loss of $0.8 million for the same period in 1994. The favorable variance of $2.0 million was due to an increase in revenues of $1.8 million and a decline in expenses of $0.2 million.

  Revenues for the three months ended June 30, 1995, were $1.4 million compared to  $(0.4)  million  for  the three months ended June  30,  1994,  a  favorable variance of $1.8 million.  The increase was primarily due to the recognition of a realized gain on distribution  of  investment  of  $1.1  million  during  the quarter  ended June 30, 1995, and the recognition of unrealized depreciation of investments  and marketable securities of $0.5 million during the quarter ended
June 30, 1994.   In  May  1995  the  Partnership  distributed  to  its Partners
1,518,074 shares of Cygnus common stock.  The market value of the Cygnus common stock on the date of distribution was $12.9 million ($8.50 per share)  compared to the carrying value as of March 31, 1995, of $11.8 million ($7.75 per share).
Accordingly,  the  Partnership  recognized  a  gain  of  $1.1  million upon the
distribution.   During  the  quarter  ended  June  30,  1994,  the  Partnership recognized unrealized depreciation of $0.5 million related to its investment of
196,250  shares  of Alkermes common stock.  The aggregate market value  of  the
196,250 shares of  Alkermes  common  stock  on  June 30, 1994, was $0.9 million
($4.625 per share) compared to the carrying value  of  $1.4  million ($7.00 per share).

  Expenses for the three months ended June 30, 1995, were $0.2 million compared
to $0.4 million for the same period in 1994, a decrease of $0.2  million.   The
variance   is   attributable  to  a  decrease  in  expenditures  under  product development projects  of  this  amount.  During the second quarter of 1994, the
Partnership accrued $0.2 million  for  payments  due to Cygnus.  As of June 30,
1995 all of the Partnership's Projects have been fully funded.


ITEM 2 (CONTINUED)

  SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994:

  Net income for the six months ended June 30, 1995,  was $2.6 million compared
to  a  net  loss of $0.8 million for the same six month period  in  1994.   The
favorable variance  of  $3.4 million was due to an increase in revenues of $3.2 million and a decline in expenses of $0.6 million offset by the 1994 cumulative effect of a change in accounting method of $0.4 million.

  The Partnership adopted  the  provisions of Statement No. 115 for investments
held  as  of or acquired after January  1,  1994.   The  cumulative  effect  of
adopting Statement No. 115 as of January 1, 1994 was to increase net income for the six months  ended  June  30,  1994  by  $0.4  million due to the difference between the carrying value and market value of a restricted  security  position as  of  December  31, 1993.  In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method.

  Revenues for the  six  months ended June 30, 1995, were $3.0 million compared to $(0.2) million for the  six months ended June 30, 1994, a favorable variance of $3.2 million.  The increase  was  primarily due to an increase in unrealized appreciation of investments and marketable  securities  of  $0.5  million  (see
Results  of  Operations  -  Three  months ended June 30, 1995 compared to three months ended June 30, 1994) and an increase in realized gain on distribution of investments  of  $2.5 million.  In 1995  the  Partnership  distributed  to  its
Partners 1,518,074  shares  of  Cygnus  common  stock.  The market value of the
Cygnus common stock at the date of distribution was  $12.9  million  ($8.50 per share) compared to the carrying value as of December 31, 1994, of $10.2 million
($6.75  per  share).   The  Partnership recognized a gain of $2.7 million  upon
distribution.  In January 1994  the  Partnership  distributed 166,841 shares of the Alkermes common stock to its Partners.  The aggregate  market  value of the
166,841  of Alkermes common stock on the date of distribution was $1.3  million
($8.00 per  share)  compared  to  the carrying value of $1.1 million ($7.00 per share) resulting in the recognition  of  a gain upon distribution in the amount of $0.2 million.

  Expenses decreased to $0.4 million for the  six  months  ended June 30, 1995, compared  to $1.0 million for the same period in 1994.  The favorable  variance of  $0.6  million  was  attributable  to  a  decrease  in  product  development
expenditures  of  this  amount.   Product  development  expenditures  were $0.6
million  for  the  six months ended June 30, 1994 compared to zero for the  six
months ended June 30,  1995.   During  the  first  half of 1994 the Partnership
accrued $0.4 million for payments due to Cygnus and  expensed  $0.2 million for research and development expenditures related to Genzyme Development  Partners,
L.P.   For the same period in 1995 the Partnership had no accruals for payments to Projects  and  accrued  no accelerated research and development expenditures relating to its Projects.



                         PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

      IN RE PAINEWEBBER PARTNERSHIP LITIGATION

          Information on a class action was disclosed on the Partnership's Form
      10-Q for the quarter ended March 31, 1995. On May 30, 1995, the court certified class action treatment of the plaintiffs' claims.

      ACTION AGAINST CENTOCOR

          In July 1995, the Partnership commenced  an  action  in  the Chancery
      Court  of  Delaware  against  Centocor,  Inc.  ("Centocor")  and Centocor
      Development  Corporation  III  ("CDC III"), a wholly-owned subsidiary  of
      Centocor, arising out of Centocor's  July 1992 transaction with Eli Lilly
      & Company ("Lilly").

          In   1987  and 1988, the Partnership  and  others  purchased  limited partnership interests  in  Centocor  Partners  III,  L.P.  ("CP  III"), a
      limited  partnership  of which CDC III is the general partner, which  was established to develop  and  sell  CentoRX,  a  Centocor drug now know as
      ReoPro.

          In July 1992, Centocor entered into a set of agreements with Lilly for the stated purpose of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, another
      Centocor drug. Pursuant to those agreements, Lilly paid Centocor a total of $100 million and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin, and an option to acquire exclusive marketing rights to ReoPro.

          The Partnership's complaint alleges, among other things, that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor is required to share with CP III;
      and because of the Lilly transaction, Centocor is required to increase the percentage of its profits from ReoPro that it pays to CP III.
      Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentage of its ReoPro profits that it pays to CP III.
      The Partnership is seeking to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentage of future ReoPro profits that Centocor must pay to CP III.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)  EXHIBITS:

          None

      b)  REPORTS ON FORM 8-K:

          On July 12, 1995, the Partnership filed a current report on form 8-K relating to the Partnership's commencement of an action against Centocor and CPIII in the Chancery Court of Delaware.




                              SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1995.

       PAINEWEBBER R&D PARTNERS II, L.P.

       By: PaineWebber Technologies II, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: Eugene M. Matalene, Jr./S/
           ----------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: Pierce R. Smith/S/
           ----------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer






* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.




