Form 10-Q
period 1995-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 1995-11-13
CIK 814576

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                               FORM 10-Q
                          SEPTEMBER 30, 1995

                           TABLE OF CONTENTS



                                                            PAGE
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Statements of Financial Condition              2
             (unaudited) at September 30, 1995 and
             December 31, 1994

             Statements of Operations                       3
             (unaudited) for the three months
             ended September 30, 1995 and 1994

             Statements of Operations                       4
             (unaudited) for the nine months
             ended September 30, 1995 and 1994

             Statement of Changes in Partners' Capital      5
             (unaudited) for the nine months
             ended September 30, 1995

             Statements of Cash Flows                       6
             (unaudited) for the nine months
             ended September 30, 1995 and 1994

             Notes to Financial Statements                  7-13
             (unaudited)

Item 2.      Management's Discussion and Analysis of        14-15
             Financial Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                              16

Item 6.      Exhibits and Reports on Form 8-K               16

             Signatures                                     17





All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                 September 30,    December 31,
                                                         1995            1994
------------------------------------------------------------------------------
Assets:

  Cash                                            $      5,718     $     6,703

  Marketable securities, at market value             1,438,748       2,308,631

  Investments, at market value                       2,542,500      10,327,102

  Interest receivable                                    5,594           7,673

  Investments in product development projects          178,474         183,228

  Royalty income receivable                             29,132          42,472
                                                  ------------     -----------
Total assets                                      $  4,200,166     $12,875,809
                                                  ============     ===========


Liabilities and partners' capital:

  Accrued liabilities                             $     72,383     $   151,442

  Partners' capital                                  4,127,783      12,724,367

                                                  ------------     -----------
Total liabilities and partners' capital           $  4,200,166     $12,875,809
                                                  ============     ===========


------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                   1995         1994
------------------------------------------------------------------------------
Revenues:
  Interest income                                     $   18,624    $   25,604
  Income from product development projects               111,952        51,440
  Unrealized appreciation (depreciation) of
    investments and marketable securities              2,651,841        (3,427)
  Realized loss on distribution of investment
   and marketable securities                                   -      (275,278)
                                                       ---------      --------
                                                       2,782,417      (201,661)
                                                       ---------      --------

Expenses:
  Expenditures under product development
    projects                                                   -       338,598
  Management fee                                          47,953       157,613
  General and administrative costs                        70,098        55,371
                                                       ---------      --------
                                                         118,051       551,582
                                                       ---------      --------

Net income (loss)                                    $ 2,664,366    $ (753,243)
                                                     ===========    ==========

Net income (loss)  per partnership unit:
  Limited partners (based on 8,257 units)                $319.45    $   (90.31)
  General partner                                  $   26,643.66    $(7,532.43)
------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the nine months ended September 30,                    1995         1994
-------------------------------------------------------------------------------
Revenues:
  Interest income                                    $    68,874    $   79,626
  Income from product development projects               328,363       144,747
  Unrealized appreciation (depreciation) of
   investments and marketable securities               2,694,573       (11,091)
  Realized gain (loss) on distribution of
   investments                                         2,656,630      (583,917)
                                                       ---------      --------

                                                       5,748,440      (370,635)
                                                       ---------      --------
Expenses:
  Expenditures under product development
    projects                                                   -       921,396
  Management fee                                         299,117       472,839
  General and administrative costs                       224,834       174,106
                                                       ---------      --------
                                                         523,951     1,568,341
                                                       ---------     ---------

Net income (loss) before cumulative effect of
  change in accounting method                          5,224,489    (1,938,976)

   Cumulative effect of change in accounting
    method                                                     -       366,334

                                                     -----------   -----------
Net income (loss)                                    $ 5,224,489   $(1,572,642)
                                                     ===========   ===========

Net income (loss) per partnership unit before
  cumulative effect of change in accounting
  method:
  Limited partners (based on 8,257 units)                $626.41   $   (232.48)
  General partner                                  $   52,244.89   $(19,389.76)

Cumulative effect of change in accounting
  method per partnership unit:
  Limited partners (based on 8,257 units)          $           -   $     43.92
  General partner                                  $           -   $  3,663.34

Net income (loss) per partnership unit:
  Limited partners (based on 8,257 units)          $      626.41   $   (188.56)
  General partner                                  $   52,244.89   $(15,726.42)

------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)
                                              Limited      General
For the nine months ended September 30, 1995  Partners     Partner     Total
-------------------------------------------------------------------------------

Balance at December 31, 1994             $ 12,594,066  $   130,301  $12,724,367

Net income                                  5,172,244       52,245    5,224,489
Distributions to partners:
  Cash                                       (908,270)      (9,174)    (917,444)
  Cygnus Therapeutic Systems common stock (12,773,579)    (130,050) (12,903,629)

                                          -----------  -----------  -----------
Balance at September 30, 1995             $ 4,084,461     $ 43,322  $ 4,127,783
                                          ===========  ===========  ===========

-------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                  1995         1994
-------------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                                  $  5,224,489   $(1,572,642)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
Unrealized (appreciation) depreciation of
  investments and marketable securities               (2,694,573)       11,091
Realized (gain) loss on distribution of investments   (2,656,630)      583,917
Income from product development projects                (247,855)            -
Cumulative effect of change in accounting method           -          (366,334)

Decrease (increase) in operating assets:
  Marketable securities                                 1,010,090    2,054,896
  Investments                                              91,970       (4,963)
  Investments in product development projects             252,608      244,298
  Interest receivable                                       2,079        6,544
  Royalty income receivable                                13,340       48,971

Decrease in operating liabilities:
  Accrued liabilities                                     (79,059)     (13,778)
  Liabilities under product development projects                -     (576,018)
                                                         --------     --------
Cash provided by operating activities                     916,459      415,982
                                                         --------     --------

Cash flows from financing activities:
  Distribution to partners                               (917,444)    (417,020)
                                                         --------     --------
Cash used for financing activities                       (917,444)    (417,020)
                                                         --------     --------

Decrease in cash                                             (985)      (1,038)

Cash at beginning of period                                 6,703        6,369
                                                         --------     --------

Cash at end of period                                $      5,718  $     5,331
                                                         ========     ========

-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest during the nine months ended September 30, 1995 and 1994.


Supplemental schedule of non-cash activities:

-------------------------------------------------------------------------------
For the nine months ended September 30,                1995            1994
-------------------------------------------------------------------------------

Distribution of investments to partners:
  Alkermes, Inc. common stock                       $        -   $   1,985,385
  Cygnus Therapeutic Systems common stock           $12,903,629  $          -
-------------------------------------------------------------------------------

See notes to financial statements.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



1.  ORGANIZATION AND BUSINESS

   The financial information as of and for the periods ended September 30, 1995 and 1994 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1995, are not necessarily indicative of results to be expected for the year ended December 31, 1995. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1994, and the previously issued quarterly reports for the quarters ended June 30 and March 31, 1995.

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


   At September 30, 1995, the Partnership has made cash and securities distributions since inception of $1,565 and $7,297 per Unit, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting Statement No. 115 as of January 1, 1994, was to increase net income for the nine months ended September 30, 1994, by $366,334 or $43.92 per Unit. Prior to the adoption of Statement No. 115, the Partnership accounted for its investments in restricted common stock (regardless of the restriction period) at the lower of cost or fair value.

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

       - Product Development Limited Partnerships
         The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such participations are accounted for using the equity method. Such partnerships expensed product development costs when incurred.

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

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

    The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

   At September 30, 1995, the Partnership held the following marketable securities:

                                                        Market         Cost
                                                        ------         ----
     Money market fund                                $1,199,715   $1,199,715
     Alkermes, Inc. common stock (3,227 shares)           20,975       22,589
     Cygnus, Inc. common
       stock (11,867 shares)                             218,058       69,719
                                                      ----------   ----------
                                                      $1,438,748   $1,292,023
                                                      ==========   ==========


   At December 31, 1994, the Partnership held the following marketable securities:

                                                        Market         Cost
                                                        ------         ----
     Money market fund                                $2,301,774   $2,301,774
     Alkermes, Inc. common stock (3,227 shares)            6,857       22,589
                                                      ----------   ----------
                                                      $2,308,631   $2,324,363
                                                      ==========   ==========

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED)


(NOTE 3 CONTINUED)

     Alkermes, Inc. ("Alkermes") common stock had a market value of $6.50 and $2.125 per share as of September 30, 1995 and December 31, 1994, respectively. Cygnus, Inc. (formerly, Cygnus Therapeutic Systems) ("Cygnus") common stock had a market value at September 30, 1995, of $18.375. (See section entitled "Investments".) In conjunction with a public offering by Cygnus of its common stock, the Partnership has agreed not to sell, contract to sell or otherwise dispose of its shares of Cygnus common stock for a period expiring on January 5, 1996.

     INVESTMENTS:

     At September 30, 1995, the Partnership recorded its warrant to purchase 300,000 common shares of Cygnus as an investment with a carrying value equal to its intrinsic value of $2,542,500 (which approximates fair value)-(see Note 5). Accordingly, the Partnership recognized unrealized appreciation of this amount for the quarter ended September 30, 1995, which has been reflected in the accompanying Statements of Operations.

     In December 1994 the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system ("GMS") technology developed under product development agreements between Cygnus and the Partnership. In exchange for its technology rights, the Partnership received 1,529,941 shares of Cygnus common stock valued at $8,988,403 which was based on the market price per share of $5.875 on the date of receipt. At December 31, 1994, the Partnership recorded its Cygnus common stock at the closing market price of $6.75 per share (totaling $10,327,102). In May 1995 the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock. The market value of the Cygnus common stock on the date of distribution was $12,903,629 ($8.50 per share). The carrying value of the shares distributed was $10,246,999 ($6.75 per share) as of December 31, 1994. Accordingly, the Partnership recognized realized gain upon the distribution of $2,656,630 for the nine months ended September 30, 1995. The remaining 11,867 shares of Cygnus common stock were held as marketable securities.

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

    On January 5 and August 8, 1994, 166,841 and 200,202 shares, respectively, of Alkermes restricted common stock were distributed by the Partnership to its Partners. The market value of the Alkermes common stock on January 5 and August 8, 1994, was $1,334,728 ($8.00 per share) and $650,656 ($3.25 per share), respectively, compared to the carrying value of $1,167,887 ($7.00 per share) and $1,401,414 ($7.00 per share), respectively. An aggregate realized loss of $583,917 was recognized with respect to the distributions.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)


4.  RELATED PARTY TRANSACTIONS

    The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which (if any) have been distributed to the Partners of the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. The management fees paid by the Partnership to the Manager were $47,953 and $157,613 for the three months ended September 30, 1995 and 1994, respectively, and $299,117 and $472,839 for the nine months ended September 30, 1995 and 1994, respectively. Aggregate management fees paid to the Manager since January 1, 1994, were $917,912.

    As of July 1, 1995, the Manager had eliminated the management fee charged for nine of the Partnership's ten Projects with the exception being FOCUS Surgery, Inc.

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

5.  COMMITMENTS UNDER PRODUCT DEVELOPMENT PROJECTS

    The Partnership entered into ten Projects (Alkermes; Cadre Technologies Inc.; Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P). As of September 30, 1995, all of the Projects were fully funded.

    If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. These warrants were carried at zero value as of December 31, 1994. At September 30, 1995, the market price per share of Cygnus common stock exceeded the exercise price per share of the warrant and, accordingly, the Partnership

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

(NOTE 5 CONTINUED)

recorded this warrant as an investment with a carrying value equal to its intrinsic value which approximates fair value (see Note 3). At September 30, 1995, the Partnership owned the following warrants:

                                                                      9/30/95
                     Number of Shares  Exercise Price   Exercise   Market Price
                that can be Purchased     per Share      Period      Per Share*
                ---------------------  -------------  -----------    ----------

Cadre Technologies Inc.       625,000     $ 5.00      Current to 6/97       (A)

Centocor, Inc.                  2,800     $13.33      Current to 2/96   $10.875

Cygnus, Inc. (B)              300,000     $ 9.90      Current to 9/97   $18.375

OEC Medical Systems, Inc.(C)  200,000     $12.70      Current to 8/97   $8.125


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of September 30, 1995, may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

(A)At September 30, 1995, the common stock of Cadre Technologies Inc. was not publicly traded.

(B)The carrying value of this warrant at its intrinsic value has been included in Investments in the accompanying Statements of Financial Condition. In conjunction with a public offering by Cygnus of its common stock, the Partnership has agreed not to sell, contract to sell or otherwise dispose of its warrant to purchase Cygnus common shares for a period expiring on January 5, 1996.

(C)In October 1993, Diasonics, Inc. completed a major corporate restructuring under which Diasonics, Inc. was divided into three separate publicly traded companies: Diasonics UltraSound, Inc., FOCUS Surgery Inc. and OEC Medical Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical Systems, Inc. FOCUS Surgery, Inc. will continue to develop the product for which the Partnership has provided funding.

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


7. LEGAL PROCEEDINGS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  Partners' capital at September 30, 1995 was $4.1 million compared to $12.7 million at December 31, 1994, a decrease of $8.6 million resulting from cash and security distributions to the Partners of $13.8 million offset by net income from operations of $5.2 million (as discussed in Results of Operations below).

  The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at September 30, 1995, were $1.4 million compared to $2.3 million at December 31, 1994, a decrease of $0.9 million attributable to a cash distribution to Partners of this amount. The balance of liquid assets will be used for the payment of management fees and administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994:

  Net income for the quarter ended September 30, 1995, was $2.7 million compared to a net loss of $0.7 million for the same period in 1994. The favorable variance of $3.4 million was due to an increase in revenues of $3.0 million and a decline in expenses of $0.4 million.

  Revenues for the three months ended September 30, 1995, were $2.8 million compared to $(0.2) million for the three months ended September 30, 1994, a favorable variance of $3.0 million. The increase was primarily due to the recognition of unrealized appreciation of investments and marketable securities of $2.6 million during the quarter ended September 30, 1995, and the recognition of unrealized loss on distribution of investment of $0.3 million during the quarter ended September 30, 1994. At September 30, 1995, the Partnership recorded its warrant to purchase Cygnus common stock as an investment with a carrying value equal to its intrinsic value of $2.6 million. Accordingly, the Partnership recognized unrealized appreciation of this amount in the third quarter of 1995. In August 1994 the Partnership distributed 200,202 shares of Alkermes common stock with a market value at the date of distribution of $0.6 million compared to a carrying value of $0.9 million resulting in the recognition of unrealized loss of $0.3 million.

  Expenses for the three months ended September 30, 1995, were $0.1 million compared to $0.5 million for the same period in 1994. The decrease is attributable to decreases in product development expenditures of $0.3 million and management fees of $0.1 million. During the third quarter of 1994 expenditures under product development projects was $0.3 million attributable to accrued payments related to Cygnus. For the same period in 1995 the Partnership had no accruals for payments to Projects. Management fees have declined as a result of the Manager's decision to eliminate the management fee charged on certain Projects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994:

  Net income for the nine months ended September 30, 1995, was $5.2 million compared to a net loss of $1.6 million for the same nine month period in 1994. The favorable variance of $6.8 million was due to an increase in revenues of $6.1 million and a decline in expenses of $1.1 million offset by the 1994 cumulative effect of a change in accounting method of $0.4 million.

  The Partnership adopted the provisions of Statement No. 115 for investments held as of or acquired after January 1, 1994. The cumulative effect of adopting Statement No. 115 as of January 1, 1994 was to increase net income for the nine months ended September 30, 1994 by $0.4 million due to the difference between the carrying value and market value of a restricted security position as of December 31, 1993. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method.

  Revenues for the nine months ended September 30, 1995, were $5.7 million compared to $(0.4) million for the nine months ended September 30, 1994, a favorable variance of $6.1 million. The increase was primarily due to an increase in unrealized appreciation of investments and marketable securities of $2.7 million (see Results of Operations - Three months ended September 30, 1995 compared to the three months ended September 30, 1994) and an increase in realized gain on distribution of investments of $3.2 million. In 1995 the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock. The market value of the Cygnus common stock at the date of distribution was $12.9 million ($8.50 per share) compared to the carrying value as of December 31, 1994, of $10.2 million ($6.75 per share). The Partnership recognized a gain of $2.7 million upon distribution. In January and August 1994 the Partnership distributed 166,841 and 200,202 shares, respectively, of the Alkermes common stock to its Partners. The aggregate market value of the 367,043 shares of Alkermes common stock on the dates of distribution was $2.0 million compared to the carrying value of $2.5 million resulting in the recognition of a loss upon the distributions in the amount of $0.5 million.

  Expenses decreased to $0.5 million for the nine months ended September 30, 1995, compared to $1.6 million for the same period in 1994. The favorable variance of $1.1 million was attributable to decreases in product development expenditures of $1.0 million and management fees of $0.1 million. Product development expenditures were $0.9 million for the nine months ended September 30, 1994 compared to zero for the nine months ended September 30, 1995. During 1994 the Partnership accrued $0.7 million for payments due to Cygnus and expensed $0.2 million for research and development expenditures related to Genzyme Development Partners, L.P. For the same period in 1995 the Partnership had no accruals for payments to Projects and accrued no accelerated research and development expenditures relating to its Projects. Management fees have declined as a result of the Manager's decision to eliminate the management fee charged on certain Projects.

                         PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

      ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III

          Information regarding this action was disclosed on the Partnership's Form 10-Q for the quarter ended June 30, 1995. On or about September 15, 1995, Centocor and CDC III answered the complaint, denying the material allegations thereof, asserting purported affirmative defenses, and alleging a purported cross-claim against CP III and a purported third-party claim against PaineWebber Group, Inc. ("PWG"), and PaineWebber Development Corporation ("PWDC"). Centocor and CDC III also assert that the Partnership cannot properly act as a derivative plaintiff because of alleged conflicts of interests of PWG and PWDC.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      a)  EXHIBITS:

          None

      b)  REPORTS ON FORM 8-K:

          None

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1995.

       PAINEWEBBER R&D PARTNERS II, L.P.

       By: PaineWebber Technologies II, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)



       By:
           -----------------------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer



       By:
           ------------------------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer




* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1995.

       PAINEWEBBER R&D PARTNERS II, L.P.

       By: PaineWebber Technologies II, L.P.
           (General Partner)

       By: PWDC Holding Company
           (General partner of the General Partner)

       By: EUGENE M. MATALENE, JR./S/
           -----------------------------------------
           Eugene M. Matalene, Jr.
           President and Principal Executive Officer

       By: PIERCE R. SMITH/S/
           ------------------------------------------
           Pierce R. Smith
           Principal Financial and Accounting Officer




* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.