Form 10-K
period 1995-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 1996-04-01
CIK 814576

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        Commission File Number 33-14582
                       PAINEWEBBER R&D PARTNERS II, L.P.
            (Exact name of registrant as specified in its charter)



            DELAWARE                                      13-3437420
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

1285 AVENUE OF THE AMERICAS, NEW YORK, NEW YORK           10019
  (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code:  (212) 713-2000


Securities registered pursuant to Section 12(b) of the Act:


                                                 NAME OF EACH EXCHANGE ON
       TITLE OF EACH CLASS                           WHICH REGISTERED
       -------------------                       ------------------------
             None                                           None


   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Limited Partnership Units

   No voting stock has been issued by the Registrant. Neither a public nor other market exists for the Units, and no such market is expected to develop, therefore there was no quoted market price for the 8,257 Units.


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                                    PART I

ITEM 1.  BUSINESS.

   PaineWebber R&D Partners II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies") which are expected to address significant market opportunities. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.


   The Partnership has completely funded its ten Projects at an aggregate investment of $65.2 million. As of December 31, 1995, three of the ten Projects with Centocor, Inc., Genzyme Corporation and Amgen Boulder, Inc. (formerly, Synergen, Inc.) are currently ongoing programs. The remaining seven have either terminated or are near termination. (See Exhibit B, the President's Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's Projects). In addition to investments in Projects, as of December 31, 1995, the Partnership owned warrants and marketable securities as described in Notes 3 and 5 of the "Notes to the Financial Statements" on pages F-9 through F-16 included in this filing on Form 10-K.


Partnership Management

   The Partnership has delegated to the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. The Manager meets regularly with an Advisory Board that acts as special advisor to the Manager in the management of the Partnership's Projects (see Exhibit A for a brief biography of the Advisory Board Members). Fees and expenses of the Advisory Board are paid by PWDC.


   Under the Management Contract, the Manager is entitled to receive an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which, if any, have been distributed to the General Partner and limited partners of the Partnership (the "Limited Partners"; with the General Partner, the "Partners"). As of July 1, 1995, the Manager had eliminated the management fee charged for nine of the Partnership's ten Projects.

(ITEM 1 CONTINUED)

DISTRIBUTIONS

   All distributions to the Partners from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:



                                                           LIMITED    GENERAL
                                                           PARTNERS   PARTNER

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



   At   December   31,  1995,  the  Partnership  has  made  cash  and  security distributions, as valued on the date of distribution, since inception of $1,585 and $7,297 per Unit, respectively.




OTHER


   At December 31, 1995, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner,
had no employees other than its executive officers  (see  Item  10.   DIRECTORS
AND EXECUTIVE OFFICERS OF THE REGISTRANT).   The  Partnership is engaged in one
primary business segment, the management of investments in technology products and companies.




ITEM 2.  PROPERTIES.


   The Partnership does not own or lease any office, manufacturing or laboratory facilities.




ITEM 3.  LEGAL PROCEEDINGS.


ACTION AGAINST CENTOCOR, INC.


   In July 1995, the Partnership commenced an action in the Chancery Court of Delaware against Centocor, Inc. ("Centocor") and Centocor Development Corporation III ("CDC III"), a wholly-owned subsidiary of Centocor, arising out of Centocor's July 1992 transaction with Eli Lilly & Company ("Lilly").




   In 1987 and 1988, the Partnership and others purchased limited partnership interests in Centocor Partners III, L.P. ("CP III"), a limited partnership of which CDC III is the general partner, which was established to develop and sell CentoRX, a Centocor drug now known as ReoPro.

(ITEM 3 CONTINUED)


   In July 1992, Centocor entered into a set of agreements with Lilly for the stated purpose of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, another Centocor drug. Pursuant to those agreements, Lilly paid Centocor a total of $100 million and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to ReoPro.


    The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor is required to increase the percentage of its profits from ReoPro that it pays to CP III. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentage of its ReoPro profits that it pays to CP III. The Partnership is seeking to proceed on behalf of CP
III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentage of future ReoPro profits that Centocor must pay to CP III.


    On or about September 15, 1995, Centocor and CDC III answered the complaint, denying the material allegations thereof, asserting purported affirmative defenses, and alleging a purported cross-claim against CP III and a purported third-party claim against PWG and PWDC. Centocor and CDC III also assert that the Partnership cannot properly act as a derivative plaintiff because of alleged conflicts of interests of PWG and PWDC. PWG and PWDC have denied the material allegations of the third-party claim. Centocor and CDC III are seeking to amend their pleading to, among other things, add a third-party claim against PaineWebber Incorporated ("PWI").


    In September 1995, another limited partner of CP III, John Abdo, has commenced an action in the Chancery Court of Delaware against Centocor, CDC III and certain Centocor officers. Like the Partnership, that limited partner is seeking to proceed on behalf of CP III. The claims in this action are similar to those asserted in the Partnership's action, and is being coordinated with the Partnership's action for discovery purposes.


    PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the court may award legal fees and expenses to the Partnership's counsel, and/or Mr. Abdo's counsel, to be paid out of the recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.


IN RE: PAINEWEBBER PARTNERSHIP LITIGATION


   As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1994, PaineWebber Technologies II, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PWI and a number of its affiliates relating to PWI's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PWI irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York (the "Court") to be used to resolve the litigation

(ITEM 3 CONTINUED)

in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the Court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the Court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to the Partnership.

     In February 1996, approximately 150 plaintiffs filed an action in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owned to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1995, there were 6,388 Limited Partners.


   The Partnership distributes to its Partners when available, the net proceeds, if any, from royalty distributions, interest payments on portfolio securities and from disposition of portfolio securities and any other cash or other unrestricted securities of the Partnership in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy is to distribute common stock (or cash from the sale of common stock) to the Partners once the restricted period on transfers has lapsed. The
Partnership's cash distributions to its Partners totaled $1,084,252 ($130 per Unit; $10,842 to the general partnership interest) and $417,020 ($50 per Unit; $4,170 to the general partnership interest) for the years ended December 31, 1995 and 1994, respectively. For the year ended December 31, 1995, the Partnership distributed 1,518,074 shares of Cygnus, Inc. ("Cygnus") common stock (182 shares per Unit; 15,300 shares to the general partnership interest) valued at $12,903,629 ($1,547 per Unit; $130,050 to the general partnership interest) on the date of distribution. For the year ended December 31, 1994, the Partnership distributed 367,043 shares of Alkermes, Inc. ("Alkermes") common stock (44 shares per Unit; 3,670 shares to the general partnership interest) valued at $1,985,385 ($238 per Unit; $19,854 to the general partnership interest) on the dates of distribution.


ITEM 6.  SELECTED FINANCIAL DATA.

See the "Selected Financial Data (Unaudited)" on Page F-2 in this filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital at December 31, 1995 was $5.1 million compared to $12.7 million at December 31, 1994, a decrease of $7.6 million. The decrease in partners' capital was a result of net income from operations of $6.4 million (as discussed in Results of Operations below) offset by the distribution to the Partners of Cygnus common stock valued at $12.9 million on the date of distribution and cash distributions of $1.1 million.


   The Partnership's working capital is invested in marketable securities. Liquid assets at December 31, 1995 were $1.3 million compared to $2.3 million at December 31, 1994, a decrease of $1.0 million. The decrease in liquid assets is primarily due to cash distributions to Partners of $1.1 million. The balance of working capital will be used for future distributions to the Partners and the payment of management fees and administrative costs related to managing the Partnership's investments.

(Item 7 Continued)

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994:


   Net income for the year ended December 31, 1995 was $6.4 million compared to $9.4 million for the year ended December 31, 1994. The decrease of $3.0 million was due to a decrease in revenues of $3.6 million, the cumulative effect of a change in accounting method of $0.4 million (see Results of Operations for the year ended December 31, 1994 compared to the year ended December 31, 1993), and a decline in expenses of $1.0 million.


   Revenues for the year ended December 31, 1995 were $7.1 million compared to $10.7 million for the same period in 1994. The decrease of $3.6 million was primarily due to the recognition of gains on the sale of a Project of $8.9 million and the sale of a warrant of $0.7 million in 1994 (see Results of Operations for the year ended December 31, 1994 compared to the year ended December 31, 1993) offset by increases in 1995 in unrealized appreciation of investments and marketable securities of $2.7 million and in realized gains on distribution of investments and marketable securities of $3.2 million. In May 1995 the Partnership distributed 1,518,074 shares of Cygnus common stock to its Partners. The market value of the shares on the date of distribution was $12.9 million ($8.50 per share) as compared to the carrying value at December 31, 1994, of $10.3 million ($6.75 per share). Accordingly, the Partnership recognized a gain of $2.6 million upon the distribution. In 1994, the Partnership distributed 367,043 shares of Alkermes common stock to its Partners with an aggregate carrying value of $2.6 million ($7.00 per share). The market value on the dates of distribution was a combined $2.0 million. The Partnership recognized a realized loss of $0.6 million in 1994 relating to the distribution of Alkermes common stock to its Partners.


   Expenses for the year ended December 31, 1995 were $0.7 million compared to $1.7 million for the year ended December 31, 1994. The decrease of $1.0 million is attributable to a decrease in expenditures under product development projects of $0.8 million and a decrease of $0.2 million in management fees and administrative costs. During 1994 the Partnership made product development expenditures to Cygnus in the amount of $1.3 million and Synergen Clinical Partners, L.P. in the amount of $0.7 million. The Partnership had accrued payments of $0.6 million to Cygnus and $0.7 million to Synergen Clinical Partners, L.P. at December 31, 1993. As of January 1, 1995, all of the Partnership's Projects were fully funded. Management fees decreased as a result of the Manager's decision to discontinue the management fee charged on three additional Projects in 1995.


YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993:

   Net income for the year ended December 31, 1994 was $9.4 million compared to $1.4 million for the year ended December 31, 1993, a favorable variance of $8.0 million. The variance of $8.0 million was due to an increase in revenues of $1.8 million, the cumulative effect of a change in accounting method of $0.4 million and a decline in expenses of $5.8 million.

        The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") for investments held as of or acquired after January 1, 1994. The cumulative effect of adopting Statement No. 115 as of January 1, 1994 was to increase net income for the year ended December 31, 1994 by $0.4 million due to the difference between the carrying value and market value of a restricted security position as of December 31, 1993.

(ITEM 7 CONTINUED)

        Revenues for the year ended December 31, 1994 were $10.7 million compared to $8.9 million for the same period in 1993, a favorable variance of $1.8 million. The increase was primarily due to a gain on the sale of a Project of $8.9 million, an increase in unrealized appreciation of investments and marketable securities of $1.3 million and an increase in realized net gains on sales of warrants and marketable securities of $0.5 million offset by a decrease in realized gains on distribution of investments, marketable securities and warrants of $8.7 million. In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system technology ("GMS") developed under research and development agreements between Cygnus and the Partnership. In exchange for the technology rights, the
Partnership  received  Cygnus  common  stock  with  a  carrying  value  to  the
Partnership of $8.9 million. At December 31, 1994, the Partnership wrote-up its investment in Cygnus to market value resulting in unrealized appreciation of $1.3 million. Also, in 1994, the Partnership sold its warrant to purchase 100,000 shares of Rogers Corporation common stock for $0.7 million. The warrant had a carrying value at the date of sale of $0. In January and August 1994, the Partnership distributed 166,841 shares and 200,202 shares, respectively, of Alkermes common stock to its Partners with an aggregate carrying value of $2.6 million ($7.00 per share). The market value on the date of distribution was $1.3 million ($8.00 per share) in January 1994 and $0.7 million ($3.25 per share) in August 1994. The Partnership recognized a realized loss of $0.6 million in 1994 relating to the distribution of Alkermes common stock to its Partners. In 1993, the Partnership recognized realized gains on the distribution of warrants and investments totaling $8.1 million.

      Expenses for the year ended December 31, 1994 were $1.7 million compared to $7.5 million for the year ended December 31, 1993, a decrease of $5.8 million. The variance is primarily attributable to a decrease in expenditures under product development projects of $4.7 million and a decrease in management fees of $1.0 million. During 1994, the Partnership made product development expenditures to Cygnus in the amount of $1.3 million and Synergen Clinical Partners, L.P. in the amount of $0.7 million. The Partnership had accrued payments of $0.6 million to Cygnus and $0.7 million to Synergen Clinical Partners, L.P. at December 31, 1993. Product development expenditures for the year ended December 31, 1993 consisted of aggregate payments of $5.5 million to CLI, Cadre Technologies, Inc., Synergen Clinical Partners, L.P., Genzyme Development Partners, L.P. and Cygnus. Management fees decreased in 1994 by $1.0 million because the Manager elected to discontinue the management fee charged on four Projects commencing in January 1994.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The information in response to this item may be found under the following captions included in this filing on Form 10-K:

           Report of Independent Auditors (Page F-4)
           Statements of Financial Condition (Page F-5)
           Statements of Operations (Page F-6)
           Statements of Changes in Partners' Capital (Page F-7)
           Statements of Cash Flows (Page F-8)
           Notes to Financial Statements (Pages F-9 to F-16)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The Registrant has no directors or executive officers. The Registrant is managed by PWDC Holding Company (the "Manager"), the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership.


   The Partnership has delegated to the Manager, pursuant to the Management Contract, responsibility for management and administrative services necessary for the operation of the Partnership. Based in part on discussions with the Advisory Board, the Manager assesses and manages the Partnership's Projects. As part of its ongoing role in all Projects, the Manager participates in a steering committee or similar body with the Sponsor Companies with overall responsibility for each Project during the development phase. The Manager makes regular visits to the facilities of each Sponsor Company in order to monitor the progress of its Projects, and its representatives take part in important decisions with respect to development and commercial strategies. During the commercialization phase, the Manager continues to review each Sponsor Company's performance. In addition, the Manager actively monitors the industries in which it undertakes Projects by attending trade shows, screening trade journals and reviewing changes in legislative and regulatory conditions.


   The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC at December 31, 1995:



      NAME                      AGE    POSITION AND DATE APPOINTED


DIRECTORS (1)
   Eugene M. Matalene, Jr.      48     Director since June 1993
   Gerald F. Goertz, Jr.        38     Director since April 1995
   Pierce R. Smith              52     Director since June 1993
   James M. Voytko              45     Director since May 1994

EXECUTIVE OFFICERS (2)
   Eugene M. Matalene, Jr.      48     President since June 1993
   James M. Voytko              45     Executive Vice President since May 1994
   Pierce R. Smith              52     Treasurer since August 1988
   Dorothy F. Haughey           71     Secretary since July 1985

(ITEM 10 CONTINUED)

The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.


   1) Mr. Matalene and Mr. Smith were appointed to these positions at PWDC Holding Company in September 1993; Mr. Voytko was appointed to this position at PWDC Holding Company in May 1994; Mr. Goertz was appointed to this position at PWDC Holding Company in April 1995.


    2) Mr. Matalene was appointed to this position at PWDC Holding Company in September 1993; Mr. Voytko was appointed to this position at PWDC Holding Company in May 1994 and Ms. Haughey were appointed to this position at PWDC Holding Company in December 1991.

(ITEM 10 CONTINUED)

DIRECTORS


   MR. MATALENE is a Managing Director of PWI. Mr. Matalene joined the Investment Banking Division of PWI in 1987. Prior to joining PWI, Mr. Matalene worked at Drexel Burnham Lambert in the Investment Banking Division from 1986 to 1987. Before joining Drexel Burnham Lambert, he worked at Kidder, Peabody & Co. in the Corporate Finance Department from 1979 through 1986. Mr. Matalene is a Director of PaineWebber Properties, Incorporated, American Bankers Insurance Group, Bankers American Life Insurance Company and Empire of Carolina, Inc. His Bachelor of Arts degree is from University of North Carolina at Chapel Hill. Mr. Matalene received a Master's degree in Business Administration with honors from Columbia University.


   MR. GOERTZ is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Masters of Business Administration from Memphis State University in 1982.


   MR. SMITH is Treasurer of PWG and Executive Vice President and Treasurer of PWI. Mr. Smith joined PWG in 1987. From 1982 to 1987, Mr. Smith was Senior Vice President and Treasurer for Norwest Corporation, a multibank holding company in Minneapolis. From 1980 to 1982, Mr. Smith was Vice President of the Treasury Department for Mellon Bank in Pittsburgh and from 1973 to 1980 was Vice President for various subsidiaries of Commercial Credit Company. Mr. Smith received a Bachelor of Science degree in Electrical Engineering from Yale University and a Master's degree in Business Administration from Stanford University. He also served as a lieutenant in the United States Coast Guard.


   MR. VOYTKO is Deputy Director and Chief Operating Officer of the Investment Banking Division of PWI. He joined PWI in 1981 as a research analyst and became Director of Research in 1988 overseeing equity, credit, high yield and derivatives research. Prior to joining PWI he was director of the office of the Chairman of the Interstate Commerce Commission in Washington, D.C. Mr. Voytko is currently a director of Nexgen Microsystems and PaineWebber Properties, Incorporated. Mr. Voytko received a Bachelor of Arts degree from Carnegie Mellon University, a Master's degree in Public Administration from the University of Washington and a Master's degree in Public Policy from Harvard University.

(Item 10 Continued)

EXECUTIVE OFFICERS

   MR. MATALENE, President, see "Directors" above.


   MR. VOYTKO, Executive Vice President, see "Directors" above.


   MR. SMITH, Treasurer, see "Directors" above.


   MS. HAUGHEY, Secretary, joined PWI in 1962.  She is Assistant Secretary of
PWG.

Item 11.  EXECUTIVE COMPENSATION.

   No compensation was paid to executives of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, receives an annual management fee for management and administrative services provided to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-16 included in this filing on Form 10-K.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 1996 of more than five percent of the Registrant's Limited Partnership Units.



                                              PERCENT OF
CLASS           NAME AND ADDRESS              AMOUNT                 CLASS

Limited         Libby Owens Ford Co.          559 Units              6.77%
Partnership     Pension Plan & Trust
Units           Mellon Bank, N.A.
                One Mellon Bank Center
                Pittsburgh, PA 15258


   No member of management of the Manager or PWDC had any beneficial interest in the Registrant's Limited Partnership Units.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-16 included in this filing on Form 10-K.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

   The following documents are filed as part of the filing on Form 10-K.


FINANCIAL STATEMENTS

   The financial statements, together with the report of Ernst & Young LLP, are listed in the accompanying index to financial statements and notes to financial statements appearing on page F-1.

           Report of Independent Auditors (Page F-4)
           Statements of Financial Condition (Page F-5)
           Statements of Operations (F-6)
           Statements of Changes in Partners' Capital (Page F-7)
           Statements of Cash Flows (Page F-8)
           Notes to Financial Statements (Pages F-9 to F-16)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March 1996.

      PAINEWEBBER R&D PARTNERS II, L.P.

      BY:PAINEWEBBER TECHNOLOGIES II, L.P.
        (GENERAL PARTNER)

      BY:PWDC HOLDING COMPANY
        (GENERAL PARTNER OF THE GENERAL PARTNER)

      BY:EUGENE M. MATALENE, JR./S/
         --------------------------------------------
        EUGENE M. MATALENE, JR.
        PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER

      BY:PIERCE R. SMITH/S/
         --------------------------------------------
        PIERCE R. SMITH
        PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 29th day of March 1996.

EUGENE M. MATALENE, JR. /S/
- --------------------------------------------
Eugene M. Matalene, Jr.
President (principal executive officer) and Director


PIERCE R. SMITH /S/
- --------------------------------------------
Pierce R. Smith
Principal Financial and Accounting Officer and Director


GERALD F. GOERTZ, JR./S/
- --------------------------------------------
Gerald F. Goertz, Jr.
Director

JAMES M. VOYTKO /S/
- --------------------------------------------
James M. Voytko
Director

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                  Page F-1



                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                      INDEX TO FINANCIAL STATEMENTS


DESCRIPTION                                              PAGE

Index to Financial Statements                            F-1

Selected Financial Data                                  F-2

Quarterly Financial Information                          F-3

Report of Independent Auditors                           F-4

Statements of Financial Condition,
at December 31, 1995 and 1994                            F-5

Statements of Operations,
for the years ended December 31, 1995, 1994 and 1993     F-6

Statements of Changes in Partners' Capital,
for the years ended December 31, 1995, 1994 and 1993     F-7

Statements of Cash Flows,
for the years ended December 31, 1995, 1994 and 1993     F-8

Notes to Financial Statements                            F-9 to F-16




All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.


                                  Page F-2


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Selected Financial Data (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------
Years ended December 31,	                        1995	          1994   	      1993	         1992              1991
- -------------------------------------------------------------------------------------------------------------------------


Operating Results:

   Revenues	                                    $ 7,133,197      $10,743,055    $8,957,023    $ 1,795,829      $3,283,164

   Net income (loss) (A)	                     $ 6,431,753      $ 9,385,257    $1,429,144    $(9,317,951)   $(14,703,417)


Net income (loss) per partnership unit (A):

   Limited partners (B)	                        $    771.16      $  1,125.27    $   171.36   $ ( 1,116.18)   $  (1,762.95)

   General partner	                           $ 64,317.53      $ 93,852.57    $14,291.44   $(101,832.09)   $(147,034.17)


Financial Condition:

   Total assets	                              $ 5,265,725      $12,875,809    $7,121,082   $ 21,908,027    $ 41,472,611

   Partners' capital	                           $ 5,168,239      $12,724,367    $5,741,515   $ 20,807,391    $ 38,066,892

   Distributions to partners:
       Cash	                                    $ 1,084,252      $   417,020    $4,628,895   $  5,421,153    $    834,024
       Cygnus, Inc. common stock
           (at market value) (C)	               $12,903,629      $         -    $        -   $          -    $          -
       Alkermes, Inc. common stock
          (at market value) (C)	               $         -      $ 1,985,385    $6,326,608   $          -    $          -
       Centocor, Inc. common stock
          (at market value) (C) (D)	            $         -      $         -    $   13,629   $  2,520,397    $          -
       Compression Labs, Inc. warrants
          (at intrinsic value) (C)	            $         -      $         -    $5,525,888   $          -    $          -


- ------------------------------------------------------------------------------
(A) In 1994, amounts are reflective of the cumulative effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for
    Certain Investments in Debt and Equity Securities" (refer to Note 2 of the "Notes to Financial Statements").
(B) Based on 8,257 partnership units.
(C) At date of distribution.
(D) In 1993, the distribution was made to the General Partner; in 1992, the distribution was made to the Limited Partners.

                                  Page F-3



PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
- ---------------------------------------------------------------------------------------------------
                                                                         Net Income (Loss)
                                           Net Income                Per Partnership Unit (A)
                       Revenues              (Loss)           Limited Partners     General Partner
- ---------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter     $      1,384,756      $     1,207,265      $        144.75      $     12,072.65

3rd Quarter            2,782,417            2,664,366               319.45            26,643.66

2nd Quarter            1,382,161            1,169,535               140.23            11,695.35

1st Quarter (B)        1,583,863            1,390,587               166.73            13,905.87



Calendar 1994

4th Quarter     $     11,113,690      $    10,957,899      $      1,313.83      $    109,578.99

3rd Quarter             (201,661)            (753,243)              (90.31)           (7,532.43)

2nd Quarter             (415,930)            (830,318)              (99.56)           (8,303.18)

1st Quarter              246,956               10,919                 1.31               109.19



Calendar 1993

4th Quarter     $      7,293,620      $        (8,062)      $        (7.15)      $       (80.62)

3rd Quarter            6,753,555            5,110,231               618.91            51,102.31

2nd Quarter           (5,170,152)          (1,627,186)             (195.10)          (16,271.86)

1st Quarter               80,000           (2,045,839)             (245.30)          (20,458.39)


- ----------------------------------------------------------------------------
(A) Based on 8,257 limited partnership units and a 1% general partnership interest.
(B) Revenues have been restated from the reported amount at March 31, 1995, in the amount of $4,149.


                                  Page F-4





Report of Independent Auditors


To the Partners of PaineWebber R&D Partners II, L.P.:

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ernst & Young, LLP
New York, New York
March 29, 1996




                                  Page F-5

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition



                                                 December 31,      December 31,
                                                   1995               1994
- -------------------------------------------------------------------------------
Assets:

	Cash                                          $    5,858        $     6,703

	Marketable securities, at market value         1,247,309          2,308,631

	Investments, at fair value                     3,791,626         10,327,102

	Interest receivable                                5,518              7,673

	Investments in product development projects      189,256            183,228

	Royalty income receivable                         26,158             42,472
                                                 ----------        -----------

Total assets                                     $5,265,725        $12,875,809
                                                 ==========        ===========


Liabilities and partners' capital:

	Accrued liabilities                          $    97,486       $    151,442

	Partners' capital                              5,168,239         12,724,367
                                                 ----------         ----------

Total liabilities and partners' capital          $5,265,725        $12,875,809
                                                 ==========        ===========

- -------------------------------------------------------------------------------
See notes to financial statements.



                                  Page F-6


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations


For the years ended December 31,                                   1995              1994	              1993
- ----------------------------------------------------------------------------------------------------------------
Revenues:
	Interest income                                           $     85,565       $   104,484        $   309,017
	Realized gain on sale of product development
 	  project                                                            -         8,988,403                  -
	Income from product development projects                       395,195           187,219            312,544
	Unrealized appreciation (depreciation) of
	  investments and marketable securities                      3,995,807         1,322,966            (37,331)
	Realized gain on distribution of warrants                            -                 -          5,525,888
	Net realized gain (loss) on distribution of
	  investments and marketable securities                      2,656,630          (583,917)         2,608,944
	Net realized gain on sale of marketable securities                   -                 -            237,961
	Realized gain on sale of warrant                                     -           723,900                  -
                                                                ---------        ----------          ---------
                                                                7,133,197        10,743,055          8,957,023
                                                                ---------        ----------          ---------

Expenses:
	Expenditures under product development
	  projects                                                           -           854,637          5,566,742
	Management fee                                                 347,070           618,795          1,589,224
	General and administrative costs                               354,374           250,700            371,913
                                                                ---------         ---------          ---------
                                                                  701,444         1,724,132          7,527,879
                                                                ---------         ---------          ---------

Net income before cumulative effect of change
  in accounting method                                          6,431,753          9,018,923         1,429,144

Cumulative effect in change of accounting method                        -            366,334                 -
                                                              ------------       -----------       -----------
Net income                                                    $  6,431,753       $ 9,385,257       $ 1,429,144
                                                              ============       ===========       ===========

Net income per partnership unit before cumulative effect of
  change in accounting method:
	Limited partners (based on 8,257 units)                    $     771.16       $  1,081.35       $    171.36
	General partner                                            $  64,317.53       $ 90,189.23       $ 14,291.44

Cumulative effect of change in accounting method per
  partnership unit:
	Limited partners (based on 8,257 units)                    $          -       $     43.92       $         -
	General partner                                            $          -       $  3,663.34       $         -

Net income per partnership unit:
	Limited partners (based on 8,257 units)                    $     771.16       $  1,125.27       $     171.36
	General partner                                            $  64,317.53       $ 93,852.57       $  14,291.44

- ------------------------------------------------------------------------------
See notes to financial statements.


                                  Page F-7



PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Changes in Partners' Capital



                                                   	Limited 	            General
Years ended December 31, 1995, 1994 and 1993	        Partners	            Partner		      Total
- -----------------------------------------------------------------------------------------------------

Balance at January 1, 1993                         $ 20,582,767          $  224,624     $  20,807,391

Net income                                            1,414,853              14,291         1,429,144
Distributions to partners:
	Cash                                              (4,582,606)            (46,289)       (4,628,895)
	Compression Labs, Inc. warrants                   (5,470,629)            (55,259)       (5,525,888)
	Alkermes, Inc. common stock                       (6,263,342)            (63,266)       (6,326,608)
	Centocor, Inc. common stock                                -             (13,629)          (13,629)
                                                     ----------             -------        ----------

Balance at December 31, 1993                          5,681,043              60,472         5,741,515

Net income                                            9,291,404              93,853         9,385,257
Distributions to partners:
	Cash                                                (412,850)             (4,170)         (417,020)
	Alkermes, Inc. common stock                       (1,965,531)            (19,854)       (1,985,385)
                                                     ----------             -------        ----------

Balance at December 31, 1994                         12,594,066             130,301        12,724,367

Net income                                            6,367,435              64,318         6,431,753
Distributions to partners:
	Cash                                              (1,073,410)            (10,842)       (1,084,252)
	Cygnus, Inc. common stock                        (12,773,579)           (130,050)      (12,903,629)
                                                   ------------             -------        ----------

Balance at December 31, 1995                       $  5,114,512        $     53,727      $  5,168,239
                                                   ============        ============      ============

- ------------------------------------------------------------------------------
See notes to financial statements.

                                  Page F-8


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows


For the years ended December 31,                                     1995               1994	            1993
- -----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $   6,431,753      $  9,385,257     $  1,429,144
Adjustments to reconcile net income to cash
  provided by operating activities:
Realized gain on sale of product development project                        -        (8,988,403)               -
Unrealized (appreciation) depreciation of
  investments and marketable securities                            (3,995,807)       (1,322,966)          37,331
Realized gain on distribution of warrants                                   -                 -       (5,525,888)
Net realized (gain) loss on distribution of
  investments and marketable securities                            (2,656,630)          583,917       (2,608,944)
Equity in earnings of product development projects                   (287,794)          177,539                -
Cumulative effect of change in accounting method                            -          (366,334)               -

Decrease (increase) in operating assets:
  Marketable securities                                             1,345,606         2,111,780        9,721,232
  Investments                                                               -                 -           23,616
  Investments in product development projects                               -                 -        1,248,008
  Interest receivable                                                   2,155             6,750            2,045
  Royalty income receivable                                            16,314            57,939           12,122

(Decrease) increase in operating liabilities:
  Accrued liabilities                                                 (53,956)           24,991           (3,708)
  Liabilities under product development projects                            -        (1,253,116)         282,639
                                                                   ----------        ----------        ---------
Cash provided by operating activities                                 801,641           417,354        4,617,597
                                                                   ----------        ----------        ---------
Cash flows from financing activities:
  Distributions to partners                                        (1,084,252)         (417,020)      (4,628,895)
                                                                   ----------        ----------        ---------

Cash flows from investing activities:
  Distributions from product development project                      281,766                 -                -
                                                                   ----------        ----------        ---------

(Decrease) increase in cash                                              (845)              334          (11,298)

Cash at beginning of year                                               6,703             6,369           17,667
                                                                   ----------       -----------        ---------

Cash at end of year                                             $       5,858        $    6,703      $     6,369
                                                                   ==========       ===========        =========

- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1995, 1994 and 1993.


Supplemental schedule of non-cash activities:


- -------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                        1995              1994	           1993
- -------------------------------------------------------------------------------------------------------------------

Distribution of investments to partners:
	Cygnus, Inc. common stock                                        $12,903,629      $         -        $        -
	Alkermes, Inc. common stock                                                -        1,985,385         6,326,608
	Compression Labs, Inc. warrants                                            -                -         5,525,888
	Centocor, Inc. common stock                                                -                -            13,629

- ------------------------------------------------------------------------------
See notes to financial statements.



                                  Page F-9



                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND BUSINESS

    PaineWebber R&D Partners II, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.


   The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As a result of restructuring some of the original Projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies (see Note 3). As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

    All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                            LIMITED   GENERAL
                                                           PARTNERS   PARTNER
I.   Until the value of the aggregate distributions
     for each limited partnership unit ("Unit")
     equals $10,000 plus simple interest on such
     amount accrued at 7% per annum for each Unit
     sold at the Initial Closing (6% per annum for
     each subsequent Unit sold up to the 5,000th
     Unit and 5% per annum for each Unit sold
     thereafter) ("Contribution Payout")                        99%       1%

II.  After Contribution Payout and until the value
     of the aggregate distributions for each Unit
     equals $50,000 ("Final Payout")                            80%      20%

III. After Final Payout                                         75%      25%




                                  Page F-10

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS

(NOTE 1 CONTINUED)

  During 1995, the Partnership made a cash distribution of $1,084,252 ($130 per Unit; $10,842 to the General Partner) and a security distribution with a value on the date of distribution of $12,903,629 ($1,547 per Unit; $130,050 to the General Partner). At December 31, 1995, the Partnership has made cash and security distributions since inception of $1,585 and $7,297 per Unit, respectively.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


   The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"), for investments held as of or acquired after January 1, 1994. In accordance with Statement No. 115, prior period financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting Statement No. 115 as of January 1, 1994, was to increase net income for the year ended December 31, 1994, by $366,334 or $43.92 per Unit. Prior to the adoption of Statement No. 115, the Partnership accounted for its investments in restricted common stock (regardless of the restriction period) at the lower of cost or fair value.


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


   The Partnership invested in Projects, further described in Note 5, through one of the following two vehicles:

       Product Development Contracts
       The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies. Income from the Sponsor Companies is reflected in the Statements of Operations for the period in which the income is earned.


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

   Certain reclassifications have been made in prior year amounts to conform to current year presentations.


                                  Page F-11


3.  MARKETABLE SECURITIES AND INVESTMENTS

MARKETABLE SECURITIES:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.


   At December 31, 1995, the Partnership held the following marketable securities:



                                                     MARKET           COST

Money market fund                                $   956,168      $   956,168
Alkermes, Inc. common stock (3,227 shares)            25,616           22,589
Cygnus, Inc. common stock (11,867 shares)            265,525           69,719
                                                 -----------      -----------
                                                  $1,247,309       $1,048,476
                                                 ===========      ===========


   At December 31, 1994, the Partnership held the following marketable securities:



                                                     MARKET            COST

Money market fund                                 $2,301,774       $2,301,774
Alkermes, Inc. common stock (3,227                     6,857           22,589
shares)                                           ----------       ----------
                                                  $2,308,631       $2,324,363
                                                  ==========       ==========

   Alkermes, Inc. ("Alkermes") common stock had a market value of $7.938 and $2.125 per share as of December 31, 1995 and 1994, respectively. Cygnus, Inc. (formerly, Cygnus Therapeutic Systems) ("Cygnus") common stock had a market value at December 31, 1995, of $22.375 (see section entitled "Investments"). In conjunction with a public offering by Cygnus of its common stock, the Partnership agreed not to sell, contract to sell or otherwise dispose of its shares of Cygnus common stock for a period expiring on January 5, 1996.


    On January 1, 1993, the Partnership distributed 1,848 shares of Centocor, Inc. ("Centocor") common stock to the General Partner (which represented its 1% allocable share of the total distribution of Centocor common stock made to the Limited Partners in 1992). The market value of the Centocor common stock on the date of distribution was $13,629 ($7.375 per share) compared to the carrying value of $27,913 ($15.10 per share). A realized loss of $14,284 was recorded upon the distribution. The remaining 13,236 shares of Centocor common stock held by the Partnership were sold by the Partnership in November 1993. The market value of the Centocor common stock on the date of the sale was $178,686 ($13.50 per share) compared to the carrying value of $199,923 ($15.10 per share). A loss of $22,035, net of sales commission, was realized on the sale.


                                  Page F-12


                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS


(Note 3 Continued)

INVESTMENTS:

The Partnership held the following investments as of December 31, 1995 and 1994:



                                             1995               1994
                                          ----------        -----------
       Cygnus, Inc.
          Warrants to purchase
          300,000 common shares           $3,742,500        $   ------

       Centocor, Inc.
          Warrants to purchase
          2,800 common shares                 49,126             ------

       Cygnus, Inc.
          1,529,941 shares of
          Restricted Common Stock             ------          10,327,102
                                           -----------       -----------

                                           $3,791,626        $10,327,102
                                           ===========       ===========


   At December 31, 1995, the Partnership recorded its warrants to purchase 300,000 and 2,800 common shares of Cygnus and Centocor, respectively, as investments with carrying values equal to their intrinsic values (which approximate fair value)-(see Note 5). Accordingly, the Partnership recognized unrealized appreciation of $3,791,626 for the year ended December 31, 1995, which has been included in the accompanying Statements of Operations.


    In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system technology ("GMS") developed under product development agreements between Cygnus and the Partnership. In exchange for its technology rights, the Partnership received 1,529,941 shares of Cygnus common stock valued at $8,988,403 which was based on the market price per share of $5.875 on the date of receipt. At December 31, 1994, the Partnership recorded its Cygnus common stock at the closing market price of $6.75 per share (totaling $10,327,102) and, accordingly, recognized unrealized appreciation of $1,338,699 which has been reflected in the Statements of Operations. In May 1995, the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock. The market value of the Cygnus common stock on the date of distribution was $12,903,629 ($8.50 per share). The carrying value of the shares distributed was $10,246,999 ($6.75 per share) as of December 31, 1994. Accordingly, the Partnership recognized a realized gain upon the distribution of $2,656,630 for the year ended December 31, 1995. The remaining 11,867 shares of Cygnus common stock were held as marketable securities.


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


                                  Page F-13


                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)


    The Partnership distributed 617,230 shares of Alkermes common stock to its Partners in October 1993. The market value of the Alkermes common stock on the date of distribution was $6,326,608 ($10.25 per share) compared to the carrying value at December 31, 1992, of $3,703,380 ($6.00 per share). A realized gain of $2,623,228 was recognized on the distribution for the year ended December 31, 1993. On January 5 and August 8, 1994, 166,841 and 200,202 shares, respectively, of Alkermes restricted common stock were distributed by the Partnership to its Partners. The market value of the Alkermes common stock on January 5 and August 8, 1994, was $1,334,728 ($8.00 per share) and $650,656
($3.25 per share), respectively, compared to an aggregate carrying value at December 31, 1993, of $2,569,301 ($7.00 per share). For the year ended December 31, 1994, an aggregate realized loss of $583,917 was recognized with respect to the distributions.


4.   RELATED PARTY TRANSACTIONS

   The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which (if any) have been distributed to the Partners of the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. As of July 1, 1995, the Manager had eliminated the management fee charged for nine of the Partnership's ten Projects. The management fees paid by the Partnership to the Manager were $347,070, $618,795 and $1,589,224 for the years ended December 31, 1995, 1994 and 1993, respectively.


   The Partnership's portfolio which consists of a money market fund is managed by Mitchell Hutchins Institutional Investors ("MHII"), an affiliate of PWDC. PWDC pays MHII a fee with respect to such money management services.


   PWDC and PaineWebber Incorporated, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same Projects as the Partnership.


5.  COMMITMENTS UNDER PRODUCT DEVELOPMENT PROJECTS

   The Partnership entered into ten Projects (Alkermes; Cadre Technologies Inc.; Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus; FOCUS Surgery, Inc.; Genentech Clinical Partners IV, L.P.; Genzyme Development
Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners,  L.P).   As
of December 31, 1995, all of the Projects were fully funded.



                                  Page F-14



                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS


(NOTE 5 CONTINUED)


   If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. These warrants were carried at zero value as of December 31, 1994. At December 31, 1995, the market prices per share of Cygnus and Centocor common stock exceeded the exercise prices per share of the warrants and, accordingly, the Partnership recorded these warrants as investments with carrying values equal to their intrinsic values which approximate fair value (see Note 3). At December 31, 1995, the Partnership owned the following warrants:


                                                                                                       12/31/95
                                                                                                        MARKET
                                    NUMBER OF SHARES       EXERCISE PRICE            EXERCISE         PRICE PER
                                  THAT CAN BE PURCHASED       PER SHARE               PERIOD          SHARE*

Cadre Technologies Inc.           625,000                    $  5.00            Current to 6/97            (A)

Centocor, Inc. (B)                  2,800                    $ 13.33            Current to 2/96        $30.875

Cygnus, Inc. (B) (C)              300,000                    $  9.90            Current to 9/97        $22.375

OEC Medical Systems, Inc. (D)     200,000                    $ 12.70            Current to 8/97        $  9.75



*The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of December 31, 1995, may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

   (A) At December 31, 1995, the common stock of Cadre Technologies Inc. was not publicly traded. In December 1995, Cadre announced a merger agreement with Bachman Information Systems, Inc. ("Bachman") expected to close in April 1996. At that time the Cadre warrants will convert into Bachman warrants at a conversion ratio that is still to be finalized.


   (B) The carrying value of this warrant at its intrinsic value has been included in Investments in the accompanying Statements of Financial Condition.


   (C) In conjunction with a public offering by Cygnus of its common stock, the Partnership has agreed not to sell, contract to sell or otherwise dispose of its warrant to purchase Cygnus common shares for a period which expired on January 5, 1996.


   (D) In October 1993, Diasonics, Inc. completed a major corporate restructuring under which Diasonics, Inc. was divided into three separate publicly traded companies: Diasonics UltraSound, Inc., FOCUS Surgery, Inc. and OEC Medical Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical Systems, Inc.



                                  Page F-15


                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

(NOTE 5 CONTINUED)

   In October 1994, the Partnership sold its warrant to purchase 100,000 shares of common stock of Rogers Corporation for $723,900 and realized a gain of this amount on the sale.


    In 1993, the Partnership distributed to its Partners substantially all of the warrants to purchase common stock received from investments with Compression Labs, Incorporated ("CLI") and Synergen, Inc. The CLI warrant to purchase 884,142 shares of CLI common stock was valued at $5,525,888 at the date of distribution and, accordingly, the Partnership recognized a gain of this amount in 1993. The remaining warrant to purchase 5,858 shares of CLI common stock was exercised by the Partnership and the common stock was subsequently sold in November 1993. A gain of $32,596 was realized by the Partnership on the sale of the CLI common stock. The Synergen, Inc. warrant distribution was valued at $0 at the date of distribution.


    In April 1993, the Partnership exercised its warrant to purchase 18,433 shares of Genentech, Inc. ("Genentech") common stock at an exercise price of $23.26 per share. Pursuant to Genentech's restructuring of the terms of the warrant, the Partnership received $36.00 in cash and one share of Genentech common stock for every two shares it originally would have received.
Accordingly, upon exercise of the warrant, the Partnership received 9,217 shares of Genentech common stock and $331,830 in cash. The 9,217 shares were subsequently sold and the Partnership realized a gain in 1993 of $227,400 on the sale of the Genentech common stock.


6.  INCOME TAXES

   The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.


7.  LEGAL PROCEEDING

   On July 12, 1995, the Partnership commenced an action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with Centocor Partners III, L.P. ("CP III"); and because of the Lilly transaction, Centocor is required to increase the percentage of its profits from ReoPro that it pays to CP III. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentage of its ReoPro profits that it pays to CP III. The Partnership is seeking to proceed on behalf of itself and all other limited partners of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentage of future ReoPro profits that Centocor must pay to CP III. There can be no assurance that the Partnership's claim will be successful.


   PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the court may award legal fees and expenses to the Partnership's counsel, to be paid out of the recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.



                                  Page F-16



8.  SUBSEQUENT EVENTS

   On January 31, 1996, Genzyme Corporation ("Genzyme") made an offer (the "Offer") to the general partner of Genzyme Development Partners, L.P. ("GDP") (of which the Partnership owns a limited partnership interest) to acquire the assets of GDP in exchange for common shares of Genzyme (the "Acquisition"). The Offer was made in lieu of Genzyme's existing option to purchase the outstanding partnership interests in GDP for a lump-sum cash payment and certain future royalty payments. The Offer is conditioned upon the approval of the general partner of GDP, affirmation by a vote of a two-thirds interest of the limited partners of GDP and certain assurances regarding the accounting treatment of the Acquisition for Genzyme. If the Acquisition is approved, the common shares of Genzyme will be distributed to the limited partners of GDP (including the Partnership).


    In March 1996, FOCUS Surgery, Inc. ("FOCUS") announced the signing of a letter of intent with Takai Hospital Supply Co. for the sale of all of the assets of FOCUS. Simultaneously, FOCUS filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership will continue to maintain its rights to the technology under the project agreement with FOCUS but does not anticipate realizing any further revenues therefrom.