Form 10-Q
period 1996-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 1996-05-14
CIK 814576

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            -------------------

                                 FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                        OR
           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                            ---------------------


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

                              FORM 10-Q
                            MARCH 31, 1996
                          TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                       Page

Item 1.              Financial Statements

                     Statements of Financial Condition
                     (unaudited) at March 31, 1996 and December   2
                     31, 1995

                     Statements of Operations
                     (unaudited) for the three months ended
                     March 31, 1996 and 1995                      3

                     Statement of Changes in Partners' Capital
                     (unaudited) for the three months ended
                     March 31, 1996                               3

                     Statements of Cash Flows
                     (unaudited) for the three months ended
                     March 31, 1996 and 1995                      4

                     Notes to Financial Statements
                     (unaudited)                                 5-11

Item 2.              Management's Discussion and Analysis of      12
                     Financial Condition and Results of
                     Operations

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                            13

Item 6.              Exhibits and Reports on Form 8-K             13

                     Signatures                                   14




All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                        March 31,   December 31,
                                                             1996          1995
- -------------------------------------------------------------------------------
Assets:

   Cash                                              $     26,210  $      5,858

   Marketable securities, at market value               1,214,887     1,247,309

   Investments, at fair value                           3,292,500     3,791,626

   Interest receivable                                      3,861         5,518

   Investments in product development projects            166,275       189,256

   Royalty income receivable                               31,765        26,158
                                                     ------------  ------------

Total assets                                         $  4,735,498  $  5,265,725
                                                     ============  ============


Liabilities and partners' capital:

   Accrued liabilities                               $    101,455  $     97,486

   Partners' capital                                    4,634,043     5,168,239
                                                     ------------  ------------
Total liabilities and partners' capital              $  4,735,498  $  5,265,725
                                                     ============  ============

- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                     1996          1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                  $     11,993  $     28,323
   Income from product development project                31,765        27,731
   Unrealized (depreciation) appreciation of
     investments and marketable securities              (453,101)    1,531,958

   Gain on sale of investment                              8,474             -
                                                        --------     ---------
                                                        (400,869)    1,588,012
                                                        --------     ---------

Expenses:
   Expenditures under product development
     projects                                              3,013         4,149
   Management fee                                         68,505       125,582
   General and administrative costs                       61,809        67,694
                                                        --------     ---------
                                                         133,327       197,425
                                                        --------     ---------

Net income (loss)                                  $    (534,196)  $ 1,390,587
                                                        ========     =========

Net income (loss) per partnership unit:
   Limited partners (based on 8,257 units)         $      (64.05)  $   166.73
   General partner                                 $   (5,341.96)  $13,905.87

- -------------------------------------------------------------------------------
See notes to financial statements.




Statement of Changes in Partners' Capital
(unaudited)
                                              Limited     General
For the three months ended March 31, 1996     Partners    Partner      Total
- -------------------------------------------------------------------------------
Balance at December 31, 1995              $  5,114,512  $  53,727  $ 5,168,239

Net loss                                      (528,854)    (5,342)    (534,196)
                                          ------------  ---------  -----------
Balance at March 31, 1996                 $  4,585,658  $  48,385  $ 4,634,043
                                          ============  =========  ===========
- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,                     1996          1995
- ------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                   $  (534,196)  $  1,390,587
Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                  453,101   (1,531,958)
Equity in earnings of product development projects         3,013        4,149

Decrease (increase) in operating assets:
  Marketable securities                                   78,448    1,028,650
  Interest receivable                                      1,657        3,429
  Royalty income receivable                               (5,607)      14,741

Increase in operating liabilities:
  Accrued liabilities                                      3,969        6,630
                                                      ----------   ----------
Cash provided by operating activities                        385      916,228
                                                      ----------   ----------

Cash flows from investing activities:
   Distributions from product development project         19,967            -
                                                      ----------   ----------
Cash flows from financing activities:
  Distributions to partners                                    -     (917,444)
                                                      ----------   ----------

Increase (decrease) in cash                               20,352       (1,216)

Cash at beginning of period                                5,858        6,703
                                                      ----------   ----------
Cash at end of period                               $     26,210  $     5,487
                                                      ==========  ===========


- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1996 and 1995.

- ------------------------------------------------------------------------------
See notes to financial statements.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



1. ORGANIZATION AND BUSINESS

   The financial information as of and for the periods ended March 31, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995.

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

   The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants will have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invests as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies.
The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As a result of restructuring some of the original Projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies. As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

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

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 1 CONTINUED)

                                                                     Limited Partner  General Partner
                                                                     ---------------  ---------------

I.   Until the value of the aggregate distributions for each
     limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each
     Unit sold at the Initial Closing (6% per annum for each
     subsequent Unit sold up to the 5,000th Unit and 5% per annum
     for each Unit sold thereafter) ("Contribution Payout")..........         99%            1%

II.  After Contribution Payout and until the value of the
     aggregate distributions for each Unit equals $50,000 ("Final
     Payout")........................................................         80%           20%

III. After Final Payout..............................................         75%           25%


   For the quarter ended March 31, 1996, the Partnership made no cash or security distributions. At March 31, 1996, the Partnership has made cash and security distributions since inception of $1,585 and $7,297 per Unit, respectively.

  2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   The Partnership accounted for its investments in restricted common stock (where the restriction period expired in one year or less) held as of or acquired after January 1, 1994, in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

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

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.


   The Partnership held the following marketable securities:

                                                     MARCH 31, 1996                      DECEMBER 31, 1995
                                              ------------------------------      ------------------------------
                                                   MARKET            COST           MARKET             COST
                                              --------------     -----------      ------------     -------------
Money market fund                              $866,011            $866,011        $956,168            $956,168
Alkermes, Inc. common stock (3,227 shares)            -                   -          25,616              22,589
Cygnus, Inc. common stock (11,867 shares)       247,726              69,719         265,525              69,719
Centocor, Inc. common stock (2,800 shares)      101,150              37,324               -                   -
                                                -------             -------         -------             -------
                                             $1,214,887            $973,054      $1,247,309          $1,048,476
                                             ==========            ========      ==========           =========


                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



(NOTE 3 CONTINUED)

   In January 1996, the Partnership sold its investment of 3,227 common shares of Alkermes, Inc. for proceeds, net of commissions, of $34,090 and recognized a gain upon the sale for the quarter ended March 31, 1996 of $8,474. In February 1996, the Partnership exercised its warrants to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $13.33 per share. At March 31, 1996, Centocor common stock had a market value of $36.125 per share. Cygnus, Inc. ("Cygnus") common stock had a market value as of March 31, 1996 and December 31, 1995, of $20.875 and $22.375 per share, respectively.

    INVESTMENTS:

The Partnership held the following investments:



                                                  MARCH  31, 1996      DECEMBER  31, 1995
                                                  ---------------      ------------------
Cygnus, Inc.                                         $3,292,500               $3,742,500
   Warrants to purchase 300,000 common shares
Centocor, Inc.                                                -                   49,126
   Warrants to purchase 2,800 common shares          ----------               ----------
                                                     $3,392,500               $3,791,626
                                                     ==========               ==========

   The Partnership recorded its warrants to purchase 300,000 common shares of Cygnus as an investment with a carrying value equal to its intrinsic value (which approximates fair value) -- (See Note 5). The intrinsic value as of March 31, 1996, and December 31, 1995, was $10.975 and $12.475 per share, respectively. Accordingly, the Partnership recognized unrealized depreciation of $450,000 for the three months ended March 31, 1996, which has been included in the accompanying Statements of Operations. At December 31, 1995, the Partnership recorded its investment in Centocor warrants at their intrinsic value of $17.545 per share. In February 1996, the Partnership exercised its warrants for Centocor common shares (see Marketable Securities).

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)



4. RELATED PARTY TRANSACTIONS

   The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. The management fees paid by the Partnership to the Manager were $68,505 and $125,582 for the three months ended March 31, 1996 and 1995, respectively. Aggregate management fees paid to the Manager since January 1, 1995, were $415,575.

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

5.  PRODUCT DEVELOPMENT PROJECTS

  The Partnership entered into nine Projects (Cadre Technologies Inc.; Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P) which have been fully funded. In addition, the Partnership purchased $5.9 million of common stock of Alkermes, Inc. which was distributed to its Partners in 1993 and 1994.

   On January 31, 1996, Genzyme Corporation ("Genzyme") made an offer (the "Offer") to the general partner of Genzyme Development Partners, L.P. ("GDP") (of which the Partnership owns a limited partnership interest) to acquire the assets of GDP in exchange for common shares of Genzyme (the "Acquisition"). The Offer was made in lieu of Genzyme's existing option to purchase the outstanding partnership interests in GDP for a lump-sum cash payment and certain future royalty payments. The Offer is conditioned upon the approval of the general partner of GDP, affirmation by a vote of a two-thirds interest of the limited partners of GDP and certain assurances regarding the accounting treatment of the Acquisition for Genzyme. If the Acquisition is approved, the common shares of Genzyme will be distributed to the limited partners of GDP (including the Partnership). (See Note 8 - Subsequent Event).

   In March 1996, FOCUS Surgery, Inc. ("FOCUS") announced the signing of a letter of intent to Takai Hospital Supply Co. for the sale of all of the assets of FOCUS. Simultaneously, FOCUS filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The Partnership will continue to maintain its rights to the technology under the project agreement with FOCUS but does not anticipate realizing any further revenues therefrom.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)




(NOTE 5 CONTINUED)

   If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. At March 31, 1996, the market price per share of Cygnus common stock exceeded the exercise price per share of the warrant and, accordingly, the Partnership recorded this warrant as an investment with a carrying value equal to its intrinsic value which approximates fair value (see Note 3). At March 31, 1996, the Partnership owned the following warrants:

                                 Number of Shares        Exercise                                    3/31/96
                                  that can be             Price                Exercise             Market Price
                                   Purchased            per Share                Period              per Share*
                                 ----------------       ---------            -------------          -------------

Cadre Technologies, Inc.          625,000                $    5.00          Current to 6/97                    (A)
Cygnus, Inc. (B)                  300,000                $    9.90          Current to 9/97           $     20.875
OEC Medical Systems, Inc. (C)     200,000                $   12.70          Current to 8/97           $     11.750


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of March 31, 1996, may not be indicative of the ultimate values, if any, that may be realized by the Partnership.



(A) At March 31, 1996, the common stock of Cadre Technologies Inc. ("Cadre") was not publicly traded. In December 1995, Cadre announced a merger agreement with Bachman Information Systems, Inc. ("Bachman"). At the time of the closing of the merger, the Cadre warrants will convert into Bachman warrants at a conversion ratio of 0.31496 Bachman warrants per Cadre warrant.

(B) The carrying value of this warrant at its intrinsic value has been included in Investments in the accompanying Statements of Financial Condition.

(C) In October 1993, Diasonics, Inc. completed a major corporate restructuring under which Diasonics, Inc. was divided into three separate publicly traded companies: Diasonics Ultrasound, Inc., FOCUS Surgery Inc. and OEC Medical Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical Systems, Inc.

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


8. SUBSEQUENT EVENT

      On May 6, 1996, Genzyme withdrew its Offer to purchase the assets of GDP.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital decreased from $5.1 million at December 31, 1995, to $4.6 million at March 31, 1996, resulting from the recognition of a net loss of $0.5 million for the three months ended March 31, 1996.

   The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at March 31, 1996 and December 31, 1995, were $1.3 million. The balance of liquid assets will be used for the payment of management fees and administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

Three months ended March 31, 1996 compared to the three months ended March 31, 1995:

   The Partnership recognized a net loss for the quarter ended March 31, 1996, of $0.5 million compared to net income of $1.4 million for the same period in 1995. The unfavorable variance of $1.9 million was due to a decrease in revenues of this amount.

     Revenues for the quarters ended March 31, 1996 and 1995 of $(0.4)
million and $1.6 million, respectively, consisted primarily of the recognition of unrealized appreciation (depreciation) of marketable securities and
investments.   As of March 31, 1996, the Partnership wrote down its investment in warrants to purchase 300,000 common shares of Cygnus by $0.45 million to reflect a decrease in the market value of Cygnus common stock from $22.375 at December 31, 1995, to $20.875 at March 31, 1996. For the three months ended March 31, 1995, the Partnership recognized unrealized appreciation of $1.5 million with respect to its investment of 1,529,941 common shares of Cygnus to reflect an increase in the market value of Cygnus common stock from $6.75 per share at December 31, 1994 to $7.75 per share at March 31, 1995.

ITEM 1. LEGAL PROCEEDINGS.

        ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III Information regarding this action was disclosed on the Partnership's
Form 10-K for the year ended December 31, 1995.  In April 1996,
Centocor, Inc. amended its pleadings in the Partnership's action, as well as a second action commenced by another limited partner of Centocor Partners III, L.P. to, among other things, add third-party claims against PaineWebber Incorporated.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
a) EXHIBITS:
   None

b) REPORTS ON FORM 8-K:
   None

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1996.



PAINEWEBBER R&D PARTNERS II, L.P.


By:           PaineWebber Technologies II, L.P.
              (General Partner)


By:           PWDC Holding Company
              (General partner of the General Partner)



By:           Eugene M. Matalene, Jr. /s/
              ------------------------------
              Eugene M. Matalene, Jr.
              President and Principal Executive Officer



By:           Pierce R. Smith/s/
              ------------------------------
              Pierce R. Smith
              Principal Financial and Accounting Officer


*The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.