Form 10-Q
period 1996-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 1996-08-14
CIK 814576

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            -------------------

                                 FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                        OR
           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                              FORM 10-Q
                            JUNE 30, 1996
                          TABLE OF CONTENTS

PART I.              FINANCIAL INFORMATION                       Page

Item 1.              Financial Statements

                     Statements of Financial Condition
                     (unaudited) at June 30, 1996 and December   2
                     31, 1995

                     Statements of Operations
                     (unaudited) for the three months ended
                     June 30, 1996 and 1995                      3

                     Statements of Operations
                     (unaudited) for the six months ended
                     June 30, 1996 and 1995                      3

                     Statement of Changes in Partners' Capital
                     (unaudited) for the six months ended
                     June 30, 1996                               4

                     Statements of Cash Flows
                     (unaudited) for the six months ended
                     June 30, 1996 and 1995                      5

                     Notes to Financial Statements
                     (unaudited)                                 6-12

Item 2.              Management's Discussion and Analysis of     13-14
                     Financial Condition and Results of
                     Operations

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                            15

Item 6.              Exhibits and Reports on Form 8-K             15

                     Signatures                                   16




All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                         June 30,   December 31,
                                                             1996          1995
- -------------------------------------------------------------------------------
Assets:

   Cash                                              $      4,552  $      5,858

   Marketable securities, at market value               1,257,615     1,247,309

   Investments, at fair value                           1,790,000     3,791,626

   Interest receivable                                          -         5,518

   Investments in product development projects            165,966       189,256

   Royalty income receivable                               15,703        26,158
                                                     ------------  ------------

Total assets                                         $  3,233,836  $  5,265,725
                                                     ============  ============


Liabilities and partners' capital:

   Accrued liabilities                               $     88,058  $     97,486

   Partners' capital                                    3,145,778     5,168,239
                                                     ------------  ------------
Total liabilities and partners' capital              $  3,233,836  $  5,265,725
                                                     ============  ============

- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                     1996          1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                  $      9,118  $     21,928
   Income from product development project                15,703        23,645
   Unrealized (depreciation) appreciation of
     investments and marketable securities            (1,520,000)       28,848
   Realized gain on distribution of investment                 -     1,138,556
   Realized loss on sale of marketable securities        (44,094)            -
   Equity in earnings of product development projects    161,032       169,184
                                                      ------------   ---------
                                                      (1,378,241)    1,382,161
                                                      ------------   ---------

Expenses:
   Management fee                                         68,505       125,582
   General and administrative costs                       41,519        87,044
                                                        --------     ---------
                                                         110,024       212,626
                                                        --------     ---------

Net income (loss)                                  $  (1,488,265)  $ 1,169,535
                                                        ========     =========

Net income (loss) per partnership unit:
   Limited partners (based on 8,257 units)         $     (178.44)  $   140.23
   General partner                                 $  (14,882.65)  $11,695.35

- -------------------------------------------------------------------------------
For the six months ended June 30,                           1996         1995
- -------------------------------------------------------------------------------
Revenues:
   Interest income                                  $     21,111   $   50,250
   Income from product development project                47,468       51,376
   Unrealized (depreciation) appreciation of
    investments and marketable securities             (1,955,300)      42,732
   Realized gain on distribution of securities                 -    2,656,630
   Realized loss on sale of marketable securities        (53,421)           -
   Equity in earnings of product development
   projects                                              158,019      165,035
                                                     ------------   ----------
                                                      (1,782,123)   2,966,023
                                                     ------------   ----------

Expenses:
   Management fee                                        137,010      251,164
   General and administrative costs                      103,328      154,736
                                                      -----------   ----------
                                                         240,338      405,900
                                                      -----------   ----------

Net income (loss)                                  $  (2,022,461) $ 2,560,123
                                                      ===========   ==========

Net income (loss) per partnership unit:
   Litmited partners (based on 8,257 units)        $     (242.49) $   306.95
   General partner                                 $  (20,224.61) $25,601.23

- ------------------------------------------------------------------------------
See notes to financial statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)
                                              Limited     General
For the six   months ended June 30, 1996      Partners    Partner      Total
- -------------------------------------------------------------------------------
Balance at January 1, 1996                $  5,114,512  $  53,727  $ 5,168,239

Net loss                                    (2,002,236)   (20,225)  (2,022,461)
                                          ------------  ---------  -----------
Balance at June 30, 1996                  $  3,112,276  $  33,502  $ 3,145,778
                                          ============  =========  ===========
- -------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                         1996          1995
- ------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                   $ (2,022,461)  $  2,560,123
Adjustments to reconcile net income (loss) to
  cash (used for) provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                1,955,300        (42,732)
Realized gain on distribution of investment                    -     (2,656,630)
Equity in earnings of product development projects      (158,019)      (165,035)

(Increase) decrease in operating assets:
  Marketable securities                                  (13,106)       999,169
  Investments                                             49,126         91,970
  Interest receivable                                      5,518          3,638
  Royalty income receivable                               10,455         18,827

Decrease in operating liabilities:
  Accrued liabilities                                     (9,428)       (63,018)
                                                        ----------    ----------
Cash (used for) provided by operating activities        (182,615)       746,312
                                                        ----------    ----------

Cash flows from investing activities:
   Distributions from product development project        181,309        170,096
                                                        ----------    ----------
Cash flows from financing activities:
  Distributions to partners                                    -       (917,444)
                                                        ----------    ----------

Decrease in cash                                           (1,306)       (1,036)

Cash at beginning of period                                 5,858         6,703
                                                         ----------   ----------
Cash at end of period                                $      4,552   $     5,667
                                                         ==========  ===========


- ------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1996 and 1995.

Supplemental schedule of non-cash activities:

- -------------------------------------------------------------------------------
For the six months ended June 30,                         1996           1995
- -------------------------------------------------------------------------------

Distribution of investments to partners:
   Cygnus Therapeutic Systems common stock            $      -   $ 12,903,629


- ------------------------------------------------------------------------------
See notes to financial statements.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


1.     ORGANIZATION AND BUSINESS
     The financial information as of and for the periods ended June 30, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber
R&D  Partners  II,  L.P.  (the  "Partnership"),  such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1996.
     The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of PaineWebber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of PaineWebber Group Inc. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.
     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As a result of restructuring some of the original Projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies. As such, the Partnership is engaged in diverse Projects through contracts, participation in other partnerships and investments in securities of the Sponsor Companies.
     All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership will initially be made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

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

      For the six months ended June 30, 1996, the Partnership made no cash or security distributions. At June 30, 1996, the Partnership has made cash and security distributions since inception of $1,585 and $7,297 per Unit, respectively.

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

     The Partnership invested in Projects, further described in Note 5, through one of the following two vehicles:

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 2 CONTINUED)
*     Product Development Contracts
      The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership
      when incurred by the Sponsor  Companies.    Income  from  the Sponsor
      Companies is reflected in the Statements of Operations for the period in which the income is earned.

*     Product Development Limited Partnerships
      The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such participations are accounted for using the equity method. Such partnerships expensed product development costs when incurred.

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

3.     MARKETABLE SECURITIES AND INVESTMENTS
       MARKETABLE SECURITIES:

     The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.

     The Partnership held the following marketable securities:
                                 JUNE 30, 1996              DECEMBER 31, 1995
                             ----------------------    ------------------------
                              MARKET         COST          MARKET         COST
                             ----------  ----------    -------------  ---------

Money  market  fund          $ 1,173,965  $1,173,965    $  956,168    $ 956,168
Alkermes, Inc. common stock
(3,227 shares)                        --          --        25,616       22,589
Cygnus, Inc. common stock
(11,867 shares)                       --          --       265,525       69,719
Centocor, Inc. common stock
(2,800 shares)                    83,650      37,324             -            -
                             -----------  ----------    -----------   ----------

                             $ 1,257,615  $1,211,289    $1,247,309    $1,048,476
                             -----------  -----------   -----------   ----------

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


(NOTE 3 CONTINUED)

     In January 1996, the Partnership sold its investment of 3,227 common shares of Alkermes, Inc. for proceeds, net of commissions, of $34,090 and recognized a gain upon the sale for the six months ended June 30, 1996, of $8,474. In February 1996, the Partnership exercised its warrants to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At June 30, 1996, Centocor common stock had a market value of $29.875 per share as compared to $36.125 per share at March 31, 1996. Accordingly, the Partnership recognized unrealized depreciation of $17,500 for the quarter ended June 30, 1996. In June 1996, the Partnership sold 11,867 shares of Cygnus, Inc. ("Cygnus") with carrying values as of March 31, 1996 and December 31, 1995 of $247,724 ($20.875 per share) and $265,525
($22.375 per share), respectively. Proceeds, net of commissions, were $203,630 resulting in a loss upon the sale for the three months and six months ended June 30, 1996 of $44,094 and $61,895, respectively.

   INVESTMENTS:
   The Partnership held the following investments:

                                          JUNE  30, 1996     DECEMBER  31, 1995
                                          ---------------   -------------------
Cygnus, Inc.                              $  1,605,000         $  3,742,500
   Warrants to purchase 300,000 common shares

Centocor, Inc.                                       -               49,126
   Warrants to purchase 2,800 common shares

OEC Medical Systems, Inc.                       185,000                   -
   Warrants  to  purchase  200,000
common  shares
                                            -----------         -------------
                                           $  1,790,000         $  3,791,626
                                           ============         ============

     The Partnership records its warrants to purchase 300,000 common shares of Cygnus (with an exercise price of $9.90 per share) and 200,000 common shares of OEC Medical Systems, Inc. ("OEC") as investments with carrying values equal to their intrinsic values (which approximate fair value) -- (See Note 5). The market value of Cygnus stock as of June 30, 1996 was $15.25 per share as compared to market values of $20.875 and $22.375 per share as of March 31,
1996  and  December  31,  1995,  respectively.    Accordingly, the Partnership
recognized unrealized depreciation of $1,687,500 and $2,137,500 for the three months and six months ended June 30, 1996, respectively. The market value of OEC common stock at June 30, 1996 of $13.625 per share exceeded the exercise price of the warrant of $12.70 per share resulting in the recognition of unrealized appreciation of $185,000. At December 31, 1995, the Partnership recorded its investment in Centocor warrants at their intrinsic value of $17.545 per share. In February 1996, the Partnership exercised its warrants for Centocor common shares (see Marketable Securities).

4.     RELATED PARTY TRANSACTIONS

     The Manager receives an annual management fee for management and administrative services provided to the Partnership. The management fee is payable quarterly in advance and is adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. The management fees paid by the Partnership to the Manager were $68,505 and $125,582 for the three months ended June 30, 1996 and 1995, respectively, and $137,010 and $251,164 for the six months ended June 30, 1996 and 1995, respectively. Aggregate management fees paid to the Manager since January 1, 1995, were $484,080.

     The Partnership's portfolio which consists of a money market fund is managed by affiliates of PaineWebber Incorporated ("PWI").

     PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same Projects as the Partnership.
5.  PRODUCT DEVELOPMENT PROJECTS

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

     On January 31, 1996, Genzyme Corporation ("Genzyme") made an offer (the "Offer") to the general partner of Genzyme Development Partners, L.P. ("GDP") (of which the Partnership owns a limited partnership interest) to acquire the assets of GDP in exchange for common shares of Genzyme. The Offer was made in lieu of Genzyme's existing option to purchase the outstanding partnership interests in GDP for a lump-sum cash payment and certain future royalty payments. On May 6, 1996, Genzyme withdrew its Offer to purchase the assets of GDP.

     In March 1996, FOCUS Surgery, Inc. ("FOCUS") announced the signing of a letter of intent with Takai Hospital Supply Co. ("Takai") for the sale of all of the assets of FOCUS. Simultaneously, FOCUS filed for protection under Chapter 11 of the U.S. Bankruptcy Code. (See Subsequent Events - Note 8).

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(NOTE 5 CONTINUED)

     If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. At June 30, 1996, the market prices per common share of Cygnus and OEC exceeded the exercise prices per share of the warrants and, accordingly, the Partnership recorded these warrants as investments with carrying values equal to their intrinsic values which approximate fair value (see Note 3). At June 30, 1996, the Partnership owned the following warrants:

                                  NUMBER OF       EXERCISE                     6/30/96
                               SHARES THAT CAN     PRICE      EXERCISE       MARKET PRICE
                                BE PURCHASED     PER SHARE     PERIOD         PER SHARE

Cadre Technologies, Inc.            625,000       $  5.00   Current to 6/97          (A)
Cygnus, Inc. (B)                    300,000       $  9.90   Current to 9/97    $  15.250
OEC Medical Systems, Inc. (B)(C)    200,000       $ 12.70   Current to 8/97    $  13.625



* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of June 30, 1996, may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

   (A) At June 30, 1996, the common stock of Cadre Technologies Inc. ("Cadre") was not publicly traded. (See Subsequent Events - Note 8).
   (B) The carrying value of this warrant at its intrinsic value has been included in Investments in the accompanying Statements of Financial Condition.
   (C) In October 1993, Diasonics, Inc. completed a corporate restructuring under which Diasonics, Inc. was divided into three separate publicly traded companies: Diasonics Ultrasound, Inc., FOCUS Surgery Inc. and OEC Medical Systems, Inc. The Partnership's warrant is to purchase the stock of OEC Medical Systems, Inc.

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

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

7.  LEGAL PROCEEDING

     On July 12, 1995, the Partnership commenced an action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with Centocor Partners III, L.P. ("CP III"); and because of the Lilly transaction, Centocor is required to increase the percentage of its profits from ReoPro that it pays to CP III. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentage of its ReoPro profits that it pays to CP III. The Partnership is seeking to proceed on behalf of itself and all other limited partners of CP
III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentage of future ReoPro profits that Centocor must pay to CP III. There can be no assurance that the Partnership's claim will be successful.
     Centocor has answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses and third-party claims against Paine Webber Group Inc., PWDC and PWI.
     In April 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against one of PWDC's two nominees on the CDC III Board of Directors. In July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against a former director of CDC III nominated by PWDC. On July 12, 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should by the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. These motions are pending.
     PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the court may award legal fees and expenses to the Partnership's counsel to be paid out of the CP III recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.

8.  SUBSEQUENT EVENTS

     Effective July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership.

     On July 2, 1996, the Partnership and FOCUS entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS to Takai of the technology under the project agreement between FOCUS and the Partnership free and clear of the Partnership's interests therein in return for a sum of $562,000. On July 31, 1996, the agreement was approved by the U.S. Bankruptcy Court in connection with FOCUS filing under Chapter 11 of the U.S. Bankruptcy Code. The completion of the asset sale by FOCUS to Takai is expected to be completed during the third quarter of 1996.

  On July 19, 1996, Bachman Information Systems completed its merger with Cadre to form Cayenne Software Inc. ("Cayenne"). As a result of the merger, the Partnership's warrant to purchase 625,000 common shares of Cadre were converted into a warrant to purchase 193,000 common shares of Cayenne at an exercise price of $16.19 per share. At July 19, 1996, the market price of Cayenne stock was $6.00 per share.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     Partners' capital decreased from $5.1 million at December 31, 1995, to $3.1 million at June 30, 1996, resulting from the recognition of a net loss of $2.0 million for the six months ended June 30, 1996 (as more fully explained in Results of Operations below).

     The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at June 30, 1996 and December 31, 1995, were $1.3 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS
Three months ended June 30, 1996 compared to the three months ended June 30, 1995:

      The Partnership recognized a net loss for the quarter ended June 30, 1996, of $1.5 million compared to net income of $1.2 million for the same period in 1995. The unfavorable variance of $2.7 million was due to a decrease in revenues of $2.8 million offset by a decrease in expenses of $0.1 million.

      Revenues for the quarter ended June 30, 1996 were $(1.4) million consisting primarily of the recognition of unrealized depreciation of marketable securities and investments as compared to revenues for the quarter ended June 30, 1995, of $1.4 million consisting primarily of realized gain on the distribution of an investment. As of June 30, 1996, the Partnership wrote down its investment in a warrant to purchase 300,000 common shares of Cygnus by $1.7 million to reflect a decrease in the market value of Cygnus common stock from $20.875 at March 31, 1996, to $15.25 at June 30, 1996. In addition, the market price of OEC common shares at June 30, 1996, of $13.625 per share exceeded the exercise price of $12.70 per share of the warrant held by the
Partnership.    Accordingly,  the  Partnership  recorded the warrant at its intrinsic value of $0.2 million and thus recognized unrealized appreciation of
this  amount.    In  May  1995,  the  Partnership  distributed to its Partners
1,518,074 shares of Cygnus common stock. The market value of the stock on the date of distribution was $12.9 million ($8.50 per share) compared to the carrying value as of March 31, 1995, of $11.8 million ($7.75 per share) Accordingly, the Partnership recognized a gain upon distribution for the quarter ended June 30, 1995, of $1.1 million.

     Expenses of the Partnership, consisting of management fees and general and administrative costs, decreased from $0.2 million for the quarter ended June 30, 1995 to $0.1 million for the same period in 1996. The decrease results, in part, from the General Partner's decision to eliminate the management fee charged on certain Projects.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1996 compared to the six months ended June 30, 1995:

      The Partnership recognized a net loss of $2.0 million for the six months ended June 30, 1996 as compared to net income of $2.6 million for this same period in 1995. The unfavorable variance of $4.6 million resulted from a decrease in revenues of $4.8 million offset by a decrease in expenses of $0.2 million.

     Revenues for the six months ended June 30, 1996 were $(1.8) million consisting primarily of the recognition of unrealized depreciation on investments as compared to $3.0 million for the six months ended June 30, 1995 consisting primarily of realized gain on the distribution of an investment. As of June 30, 1996, the Partnership recognized unrealized depreciation of $2.1 million on its warrant to purchase 300,000 share of Cygnus common stock which was offset by the recognition of unrealized appreciation of $0.2 million on its warrant to purchase 200,000 shares of OEC common stock. The market price of Cygnus stock decreased from $22.375 per share at December 31, 1995 to $15.25 at June 30, 1996, and accordingly the Partnership recognized unrealized depreciation of $2.1 million. As of June 30, 1996, the market price of OEC common shares of $13.625 exceeded the exercise price per share of the warrant of $12.70. The Partnership recorded the warrant at its intrinsic value of $0.2 million. In May 1995, the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock with a market value as of the date of distribution of $12.9 million ($8.50 per share). The carrying value of the shares at December 31, 1994 was $10.2 million ($6.75 per share) resulting in a gain upon distribution of $2.7 million.

     Expenses of the Partnership, consisting of management fees and general and administrative costs, decreased from $0.4 million as of June 30, 1995 to $0.2 million as of June 30, 1996. The decrease results, in part, from the General Partner's decision to eliminate the management fee charged on certain Projects.

                     PAINEWEBBER R&D PARTNERS II, L.P.
                     (a Delaware Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

                         PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

            ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT
            CORPORATION III


      Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended March 31, 1996. In April 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against one of PWDC's two nominees on the CDC III Board of Directors. In July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against a former director of CDC III nominated by PWDC. On July 12, 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should be the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. These motions are pending.

IN RE:  PAINEWEBBER PARTNERSHIP LITIGATION

      Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. The order entered by the Court provides for notice to be mailed to class members and schedules a final hearing on the proposed settlement for October 25, 1996.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            a)     EXHIBITS:

                   None

            b)     REPORTS ON FORM 8-K:

     On June 7, 1996, the Partnership filed a current report on Form 8-K relating to the resignation of the President of PaineWebber Development Corporation and PWDC Holding Company.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 1996.

         PAINEWEBBER R&D PARTNERS II, L.P.


By:      PaineWebber Technologies II, L.P.
         (General Partner)

By:      PWDC Holding Company
         (General partner of the General Partner)
By:
         -------------------------
         James M. Voytko
         Executive Vice President

By:
         --------------------------
         Pierce R. Smith
         Principal Financial and Accounting Officer





* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 1996.


         PAINEWEBBER R&D PARTNERS II, L.P.


By:      PaineWebber Technologies II, L.P.
         (General Partner)

By:      PWDC Holding Company
         (General partner of the General Partner)

By:      James M. Voytko /s/
         -------------------------
         James M. Voytko
         Executive Vice President

By:      Pierce R. Smith/s/
         --------------------------
         Pierce R. Smith
         Principal Financial and Accounting Officer




* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.