Form 10-Q
period 1996-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 1996-11-14
CIK 814576

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                            -------------------

                                 FORM 10-Q








             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1996
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______



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

                                             TABLE OF CONTENTS

PART I.                       FINANCIAL INFORMATION                                          Page

Item 1.                       Financial Statements

                              Statements of Financial Condition (unaudited)                    2
                              at  September 30, 1996 and December 31, 1995

                              Statements of Operations
                              (unaudited) for the three months ended
                              September 30, 1996 and 1995                                      3

                              Statements of Operations
                              (unaudited) for the nine months ended
                              September 30, 1996 and 1995                                      3

                              Statement of Changes in Partners' Capital
                              (unaudited) for the nine months ended
                              September 30, 1996                                               4

                              Statements of Cash Flows
                              (unaudited) for the nine months ended
                              September 30, 1996 and 1995                                      5

                              Notes to Financial Statements
                              (unaudited)                                                    6-12

Item 2.                       Management's Discussion and Analysis of                        13-14
                              Financial Condition and Results of Operations

PART II.                      OTHER INFORMATION

Item 1.                       Legal Proceedings                                               15

Item 6.                       Exhibits and Reports on Form 8-K                                15

                              Signatures                                                      16



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                  September 30,  December 31,
                                                           1996          1995
-----------------------------------------------------------------------------
Assets:

  Cash                                              $      4,975   $    5,858

  Marketable securities, at market value                 398,263    1,247,309

  Investments, at fair value                           2,167,500    3,791,626

  Interest receivable                                         -         5,518

  Investments in product development projects             160,390     189,256

  Royalty income receivable                                16,000      26,158
                                                    -------------  ----------
Total assets                                        $   2,747,128  $5,265,725
                                                    =============  ==========

Liabilities and partners' capital:

  Accrued liabilities                               $      73,585 $    97,486

  Partners' capital                                     2,673,543   5,168,239
                                                    -------------  ----------
Total liabilities and partners' capital             $   2,747,128 $ 5,265,725
                                                    =============  ==========

-----------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                 1996          1995
-----------------------------------------------------------------------------

Revenues:
  Interest income                                   $    15,290   $    18,624
  Income from product development project                16,000        29,132
  Realized gain from sale of product development
   projects                                             552,001             -
  Unrealized  appreciation of  investments
   and marketable securities                            393,250     2,651,841
  Equity in earnings of product development projects    264,128        82,820
                                                    -------------  ----------
                                                      1,240,669     2,782,417
                                                    -------------  ----------
Expenses:
  Management fee                                              -        47,953
  General and administrative costs                       46,878        70,098
                                                    -------------  ----------
                                                         46,878       118,051
                                                    -------------  ----------

Net income                                        $   1,193,791   $ 2,664,366
                                                    =============  ==========
Net income per partnership unit:
  Limited partners (based on 8,257 units)          $     143.13   $    319.45
  General partner                                  $  11,937.91   $ 26,643.66



-----------------------------------------------------------------------------
For the nine months ended September 30,                 1996          1995
-----------------------------------------------------------------------------
Revenues:
  Interest income                                 $     36,400   $     68,874
  Income from product development project               63,468         80,508
  Realized gain on sale of product development
   projects                                            552,001              -
  Unrealized (depreciation) appreciation of
   investments and marketable securities            (1,562,050)      2,694,573
  Realized gain on distribution of investments               -       2,656,630
  Realized loss on sale of marketable securities       (53,421)              -
  Equity in earnings of product development projects   422,147         247,855
                                                    -------------  -----------
                                                      (541,455)      5,748,440
                                                    -------------  -----------
Expenses:
  Management fee                                       137,010        299,117
  General and administrative costs                     150,207        224,834
                                                    -------------  ----------
                                                       287,217        523,951
                                                    -------------  ----------

Net income (loss)                                 $   (828,672)   $ 5,224,489
                                                    =============  ==========
Net income (loss) per partnership unit:
  Limited partners (based on 8,257 units)         $     (99.36)   $    626.41
  General partner                                 $  (8,286.72)   $ 52,244.89

-----------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)
For the nine months ended            Limited         General
September 30, 1996                   Partners        Partner        Total
-----------------------------------------------------------------------------

Balance at January 1, 1996           $ 5,114,512   $    53,727  $5,168,239

Net loss                               (820,385)       (8,287)    (828,672)
Cash distribution                    (1,651,400)      (14,624)  (1,666,024)
                                     ----------     ---------   ----------
Balance at September 30, 1996        $2,642,727     $  30,816   $2,673,543
                                     ==========     =========   ==========
-----------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                 1996          1995
-----------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                                  $   (828,672)  $ 5,224,489
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                1,562,050    (2,694,573)
Realized gain on distribution of investments                   -    (2,656,630)
Equity in earnings of product development projects      (422,147)     (247,855)

 Decrease in operating assets:

  Marketable securities                                  861,996      1,010,090
  Investments                                             49,126         91,970
  Interest receivable                                      5,518          2,079
  Royalty income receivable                               10,158         13,340

Decrease in operating liabilities:
  Accrued liabilities                                    (23,901)       (79,059)
                                                      -----------    ----------
Cash provided by operating activities                  1,214,128        663,851
                                                      -----------    ----------
Cash flows from investing activities:
  Distributions from product development project         451,013        252,608
                                                      -----------    ----------
Cash flows from financing activities:
  Distribution to partners                            (1,666,024)      (917,444)
                                                      -----------    ----------
Decrease in cash                                            (883)          (985)

Cash at beginning of period                                5,858          6,703
                                                      -----------    ----------
Cash at end of period                                $     4,975    $     5,718
                                                    =============   ===========
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1996 and 1995.

Supplemental schedule of non-cash activities:
-----------------------------------------------------------------------------
For the nine months ended September 30,              1996            1995
-----------------------------------------------------------------------------
Distribution of investment to partners:
    Cygnus Therapeutic Systems common stock         $   -      $  12,903,629

-----------------------------------------------------------------------------
See notes to financial statements.

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.    ORGANIZATION AND BUSINESS

   The financial information as of and for the periods ended September 30, 1996 and 1995 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1996, are not necessarily indicative of results to be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1995, and the previously issued quarterly reports for the quarters ended June 30, 1996 and March 31, 1996.

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

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


(Note 1 Continued)

                                                                                Limited Partners       General Partner

I.               Until the value of the aggregate distributions for each
                 limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each
                 Unit sold at the Initial Closing (6% per annum for each
                 subsequent Unit sold up to the 5,000th Unit and 5% per annum
                 for each Unit sold thereafter) ("Contribution Payout").....      99%                   1%

II.              After Contribution Payout and until the value of the
                 aggregate distributions for each Unit equals $50,000 ("Final     80%                   20%
                 Payout")...................................................

III.             After Final Payout.........................................      75%                   25%

   For the three months ended September 30, 1996, the Partnership made a cash distribution of $1,666,024 ($200 per Unit; $14,624 to the General Partner). At September 30, 1996, the Partnership has made cash and security distributions since inception of $1,785 and $7,206 per Unit, respectively.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The financial statements are prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Partnership accounted for its investments in restricted common stock (where the restriction period expired in one year or less) at market value with unrealized gains and losses reflected in the Statements of Operations during the period in which the change in value occurs.

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

3. MARKETABLE SECURITIES AND INVESTMENTS

    MARKETABLE SECURITIES:

   The money market fund consists of obligations with maturities of one year or less that are subject to fluctuations in value.


   The Partnership held the following marketable securities:

                                                        SEPTEMBER 30, 1996                     December 31, 1995
                                             -------------------------------------      --------------------------------------
                                                   MARKET                 COST                 MARKET               COST
                                             -----------------     ---------------      ------------------    ----------------
Money market fund                             $298,863                $   298,863       $  956,168            $  956,168
Alkermes, Inc. common stock (3,227 shares)          --                         --           25,616                22,589
Cygnus, Inc. common stock (11,867 shares)           --                         --          265,525                69,719
Centocor, Inc. common stock (2,800 shares)      99,400                     37,324               --                    --
                                              --------                 ----------       ----------            ----------
                                              $398,263                 $  336,187       $1,247,309            $1,048,476
                                              ========                 ==========       ==========            ==========

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



(Note 3 Continued)

   In January 1996, the Partnership sold its investment of 3,227 common shares of Alkermes, Inc. for proceeds, net of commissions, of $34,090 and recognized a gain upon the sale for the nine months ended September 30, 1996, of $8,474. In February 1996, the Partnership exercised its warrants to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At September 30, 1996, Centocor common stock had a market value of $35.50 per share as compared to $29.875 per share at June 30, 1996. Accordingly, the Partnership recognized unrealized appreciation of $15,750 for the quarter ended September 30, 1996. In June 1996, the Partnership sold 11,867 shares of Cygnus, Inc. ("Cygnus") with a carrying value as of December 31, 1995 of $265,525 ($22.375 per share). Proceeds, net of commissions, were $203,630 resulting in a loss upon the sale for the nine months ended September 30, 1996 of $61,895.

INVESTMENTS:

The Partnership held the following investments:


                                                               SEPTEMBER  30, 1996             DECEMBER  31, 1995
                                                             -----------------------         --------------------
Cygnus, Inc.
   Warrants to purchase 300,000 common shares                $2,167,500                          $3,742,500
Centocor, Inc.
   Warrants to purchase 2,800 common shares                         ---                              49,126
                                                             ----------                          ----------
                                                             $2,167,500                          $3,791,626
                                                             ==========                          ==========

    The Partnership records its warrant to purchase 300,000 common shares of Cygnus (with an exercise price of $9.90 per share) as an investment with a carrying value equal to its intrinsic value (which approximates fair value) -- (See Note 5). The market value of Cygnus stock as of September 30, 1996 was $17.125 per share as compared to a market value of $15.25 and $22.375 per share as of June 30, 1996 and December 31, 1995, respectively. Accordingly, the Partnership recognized unrealized appreciation of $562,500 for the three months ended September 30, 1996, and unrealized depreciation of $1,575,000 for the nine months ended September 30, 1996. At December 31, 1995, the Partnership recorded its investment in Centocor warrants at their intrinsic value of $17.545 per share. In February 1996, the Partnership exercised its warrants for Centocor common shares (see Marketable Securities).

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



4. RELATED PARTY TRANSACTIONS

    The   Manager  received  an  annual  management  fee  for  management   and
administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. Commencing July 1, 1996, the Manager elected to discontinue the management fee
charged  to  the Partnership.    The management fees paid by the Partnership to
the Manager were $137,010 and $299,117 for the nine months ended September 30, 1996 and 1995, respectively. Aggregate management fees paid to the Manager since January 1, 1995, were $484,080.

   The  Partnership's portfolio which consists  of   a  money  market  fund  is
managed by an affiliate of PaineWebber Incorporated ("PWI").

   PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in the same Projects as the Partnership.

5.  PRODUCT DEVELOPMENT PROJECTS

   The Partnership entered into nine Projects (Cadre Technologies Inc.;Centocor Partners III, L.P.; Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P) which have been fully funded. In addition, the Partnership purchased $5.9 million of common stock of Alkermes, Inc. which was distributed to its Partners in 1993 and 1994.

   On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS to Takai Hospital Supply Co. of the technology developed under the product development agreement between FOCUS and the Partnership free and clear of the Partnership's interests therein. In exchange, the Partnership received $562,000 and recognized a gain upon the sale of the technology for this amount.

   On August 20, 1996, the Partnership terminated the product development program with Compression Labs Incorporated ("CLI").

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)



(NOTE 5 CONTINUED)

  If the Projects produce any product for commercial sale,the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. At September 30, 1996, the market price per common share of Cygnus exceeded the exercise price per share of the warrant and, accordingly, the Partnership recorded this warrant as an investment with a carrying value equal to the intrinsic value which approximates fair value (see Note 3). At September 30, 1996, the Partnership owned the following warrants:

                                    Number of Shares         Exercise                                  9/30/96
                                       that can be             Price              Exercise          Market Price
                                        Purchased            per Share             Period            per Share*
                                   -----------------    ----------------     -----------------    -----------------

Cayenne Software Inc.             193,000                $   16.19           Current to 6/97           $      4.250
Cygnus, Inc. (B)                  300,000                $    9.90           Current to 9/97           $     17.125
OEC Medical Systems, Inc. (C)     200,000                $   12.70           Current to 8/97           $     12.500


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of September 30, 1996 may not be indicative of the ultimate values, if any, that may be realized by the Partnership.



(A)  On July 19, 1996, Cadre Technologies Inc. ("Cadre") merged with Bachman
     Information Systems to form Cayenne Software Inc. ("Cayenne").  As a result of the merger, the Partnership's warrant to purchase 625,000 common shares of Cadre at an exercise price of $5.00 per share converted into a warrant to purchase
     193,000 common shares of Cayenne.

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

                      PAINEWEBBER R&D PARTNERS II, L.P.
                       (a Delaware Limited Partnership)


                       NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


7.  LEGAL PROCEEDING

   On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with Centocor Partners III, L.P. ("CP III"); and because of the Lilly transaction, Centocor is required to increase the percentage of its profits from ReoPro that it pays to CP III. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentage of its ReoPro profits that it pays to CP III. The Partnership is seeking to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentage of future ReoPro profits that Centocor must pay to CP III. There can be no assurance that the Partnership's claim will be successful.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   Partners' capital decreased from $5.1 million at December 31, 1995, to $2.7 million at September 30, 1996, resulting from the recognition of a net loss of $0.8 million for the nine months ended September 30, 1996 (as more fully explained in Results of Operations below) and a cash distribution to the Partners of $1.6 million.

   The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at September 30, 1996 and December 31, 1995, were $0.4 million and $1.3 million, respectively. The decrease of $0.9 million was due primarily to the cash distribution remitted to the Partners offset, in part, by the net proceeds realized upon the sale of product development projects of $0.6 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to the three months ended September 30, 1995:

   The Partnership recognized net income for the quarters ended September 30, 1996 and 1995, of $1.2 million and $2.7 million, respectively. The decrease in net income of $1.5 million was due primarily to a decrease in revenues of this amount.

   Revenues decreased from $2.8 million for the three months ended September 30, 1995 to $1.3 million for the same period in 1996. The decrease of $1.5 million resulted from a decline in unrealized appreciation of marketable securities and investments of $2.3 million offset by increases in realized gain from sale of product development projects of $0.6 million and equity in earnings from product development projects of $0.2 million. At September 30, 1995, the Partnership recorded its warrant to purchase 300,000 shares of Cygnus common stock with a market value of $18.375 per share and an exercise price of $9.90 per share at its intrinsic value of $2.6 million. Accordingly, the Partnership recognized unrealized appreciation of this amount for the three months ended September 30, 1995. During the quarter ended September 30, 1996, the Partnership recognized unrealized appreciation of $0.5 million resulting from the increase in market value of Cygnus common stock from $15.25 per share at June 30, 1996 to $17.125 per share at September 30, 1996. For this same period, the Partnership recognized unrealized depreciation of $0.2 million attributable to the Partnership's investment in a warrant to purchase 200,000 shares of OEC Medical Systems, Inc. For the three months ended September 30, 1996, the Partnership sold its interests in product development programs with FOCUS and CLI for proceeds of $0.6 million and recognized a gain from the sales of this amount. The Partnership recognized income from earnings generated by its limited partnership investments of $0.3 million and $0.1 million for the quarters ended September 30, 1996 and 1995, respectively.

   Expenses of the Partnership decreased from $118,000 for the quarter ended September 30, 1995 to $47,000 for the same period in 1996. Effective July 1, 1996 the Manager decided to discontinue the management fee charged to the Partnership.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995:

   The Partnership recognized a net loss of $0.8 million for the nine months ended September 30, 1996 as compared to net income of $5.2 million for this
same period in 1995.   The  unfavorable  variance  of $6.0 million resulted
from a decrease in revenues of $6.2 million offset by a decrease in expenses of $0.2 million.

   Revenues for the nine months ended September 30, 1996 and 1995 were ($0.5) million and $5.7 million, respectively. The decline was due primarily to a decrease in realized gain on distribution of investments of $2.7 million and a decrease in unrealized appreciation of investments and marketable securities of $4.3 million offset by an increase in the sale of product development projects of $0.6 million (see three months ended September 30, 1996 compared to the three months ended September 30, 1995). In 1995 the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock with a market value on the date of distribution of $12.9 million ($8.50 per share). The carrying value of the shares as of December 31, 1994 was $10.2 million ($6.75 per share) and, accordingly, the Partnership recognized a gain upon the distribution of $2.7 million. Unrealized appreciation for the nine months ended September 30, 1995, was $2.6 million primarily attributable to its investment in a warrant to purchase 300,000 shares of Cygnus (see three months ended September 30, 1996 compared to three months ended September 30, 1995). During the nine months ended September 30, 1996, the market value of Cygnus declined from $22.375 per share at December 31, 1995 to $17.125 per share at September 30, 1996 resulting in the recognition of unrealized depreciation of $1.6 million.

   Expenses of the Partnership, consisting of management fees and general and administrative costs, decreased from $0.5 million as of September 30, 1995 to $0.3 million as of September 30, 1996. The decrease results, in part, from the Manager's decision to discontinue the management fee charged to the Partnership effective July 1, 1996.

                        PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III

           Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and Forms 10-Q for the quarters ended June 30, 1996 and March 31, 1996.

        IN RE:  PAINEWEBBER PARTNERSHIP LITIGATION

           Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1995 and Form 10-Q for the quarter ended June 30, 1996. On July 17, 1996, the United States District Court for the Southern District of New York (the "Court") granted preliminary approval of the proposed settlement of the class action litigation. As part of the class action settlement, PWI agreed to pay $125 million and additional consideration to class members. A final hearing on the proposed settlement commenced on October 25, 1996, and is scheduled to continue in November 1996.

        ACTION ENTITLED ABBATE V. PAINEWEBBER INC.

        Information  regarding  this  action  filed  in  Sacremento, California
        Superior  Court  against  PWI  and  various  affiliated  entities   was
        disclosed on the Partnership's Form 10-K for the year ended December 31, 1995. In September, the California Superior Court dismissed many of the plaintiffs claims as barred by the applicable statutes of limitation. In June, 1996, additional complaints, similar to ABBATE VS. PAINEWEBBER INC. but involving fewer plaintiffs, have been filed in Sacramento, San Diego and Arizona. Certain of these complaints have been dismissed with prejudice while others remain pending.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        a)      Exhibits:

                None

        b)      REPORTS ON FORM 8-K:

          On October 1, 1996, the Partnership filed a current report on Form 8-K relating to the election of a President of PaineWebber Development Corporation and PWDC Holding Company.

                                 SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996.

          PAINEWEBBER R&D PARTNERS II, L.P.




          By:           PaineWebber Technologies II, L.P.
                        (General Partner)


          By:           PWDC Holding Company
                        (general partner of the General Partner)



          By:           /s/ Dhananjay M. Pai
                        --------------------------------------
                        Dhananjay M. Pai
                        President



          By:           /s/ Pierce R. Smith
                        --------------------------------------
                        Pierce R. Smith
                        Principal Financial and Accounting Officer




*The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                                 SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1996.

          PAINEWEBBER R&D PARTNERS II, L.P.




          By:           PaineWebber Technologies II, L.P.
                        (General Partner)


          By:           PWDC Holding Company
                        (general partner of the General Partner)



          By:           /s/ Dhananjay M. Pai
                        --------------------------------------
                        Dhananjay M. Pai
                        President



          By:           /s/ Pierce R. Smith
                        --------------------------------------
                        Pierce R. Smith
                        Principal Financial and Accounting Officer




*The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.