Form 10-K
period 1996-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 1997-03-31
CIK 814576

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

            (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934.
              FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                       --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                       --------------------------

                                                     Name of each exchange on
 Title of each class                                    which registered

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


                       --------------------------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                           SPECIAL NOTE REGARDING
                         FORWARD LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners II, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners II, L.P. on the skills of certain scientific personnel; and the dependence of the Partnership on the General Partner (hereinafter defined).

                              PART I



ITEM 1.     BUSINESS.



PaineWebber R&D Partners II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies") which are expected to address significant market opportunities. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.




The Partnership has completely funded its ten Projects at an aggregate investment of $65.2 million. As of December 31, 1996, three of the ten Projects with Centocor, Inc., Genzyme Corporation and Amgen Boulder, Inc. (formerly, Synergen, Inc.) are currently ongoing programs. The remaining seven Projects have either terminated or are near termination. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to investments in Projects, as of December 31, 1996, the Partnership owned warrants and marketable securities as described in Notes 3 and 5 of the "Notes to the Financial Statements" on pages F-9 through F-15 included in this filing on Form 10-K.




At a meeting of the Board of Directors of PWDC (the "Board") in January 1997, the Board adopted the Policy Regarding Requests for Partner Lists attached as Exhibit C.




PARTNERSHIP MANAGEMENT



The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. The Manager meets periodically with an Advisory Board that acts as special advisor to the Manager in the management of the Partnership's Projects (see Exhibit A for a brief biography of the Advisory Board Members). Fees and expenses of the Advisory Board are paid for by PWDC.




Under the Management Contract, the Manager is entitled to receive an annual management fee for management and administrative services provided to the Partnership. The management fee is equal to 2% of the aggregate gross proceeds received by the Partnership, reduced by the Partnership's capital commitments in Projects that have been concluded, and the final proceeds of which, if any, have been distributed to the General Partner and limited partners of the Partnership (the "Limited Partners"; with the General Partner, the "Partners"). As of July 1, 1995, the Manager had eliminated the management fee charged on all but one Project. As of July 1, 1996, the Manager elected to discontinue the management fee charged on this final Project.

(ITEM 1 CONTINUED)

DISTRIBUTIONS


All distributions to the Partners of the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                       Limited       General
                                                                       Partners      Partner
I.   Until the value of the aggregate distributions for each              99%            1%
     limited  partnership unit ("Unit") equals $10,000 plus
     simple interest on such amount accrued at 7% per annum for each
     Unit sold at the Initial Closing (6% per annum for each subsequent
     Unit sold up to the 5,000th Unit and 5% per annum for each Unit sold thereafter) ("Contribution Payout")



II.  After Contribution Payout and until the value of the                 80%            20%
     aggregate distributions for each Unit equals $50,000
     ("Final Payout")



III. After Final Payout                                                   75%            25%


At December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $1,866 and $7,206 per Unit, respectively.




OTHER

At December 31, 1996, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology products and companies.




ITEM 2.     PROPERTIES.

The Partnership does not own or lease any office, manufacturing or laboratory facilities.




ITEM 3.     LEGAL PROCEEDINGS.

ACTION AGAINST CENTOCOR, INC.

In July 1995, the Partnership commenced an action in the Chancery Court of Delaware (the "Court") against Centocor, Inc. ("Centocor") and Centocor Development Corporation III ("CDC III"), a wholly owned subsidiary of Centocor, arising out of Centocor's July 1992 transaction with Eli Lilly & Company ("Lilly").


In 1987 and 1988, the Partnership and others purchased limited partnership interests in Centocor Partners III, L.P. ("CP III"), a limited partnership of which CDC III is the general partner, which was established to develop and sell CentoRx, a Centocor drug now known as ReoPro.

(ITEM 3 CONTINUED)



In July 1992, Centocor entered into a set of agreements with Lilly for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, another Centocor drug. Pursuant to those agreements, Lilly paid Centocor a total of $100 million and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to ReoPro.



The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor is required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership is seeking to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.



Centocor has answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses, cross-claims against CP III, and third-party claims against PWG, PWDC and PaineWebber Incorporated ("PWI").



In April 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against one of PWDC's two nominees of the CDC III Board of Directors. In July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against a former director of CDC III nominated by PWDC. In July 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should be the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. Mr. Abdo and Centocor also moved to disqualify the Partnership. In January 1997, the Court granted Mr. Abdo's motion to amend his complaint to assert claims against the PWDC nominees. The Court has not ruled on the motions to disqualify.



PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the Court may award legal fees and expenses to the Partnership's counsel, and/or Mr. Abdo's counsel, to be paid out of the CP III recovery. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.



ACTION AGAINST AMGEN BOULDER, INC.



In 1991, Synergen, Inc. (now Amgen Boulder, Inc.) formed Synergen Clinical Partners, L.P. ("SCP") to fund the research and development of Interleukin-Receptor Antagonist ("IL-lra") as a potential treatment of various inflammatory diseases, with an emphasis on sepsis and rheumatoid arthritis. The Partnership owns approximately 11% of the Class A limited partnership interests of SCP. Synergen, Inc. terminated its research and development program for sepsis in August 1994, and, in December 1994, Synergen, Inc. was acquired by Amgen Inc. Research into the potential use of IL-lra for rheumatoid arthritis is ongoing.

(ITEM 3 CONTINUED)



In February 1995, a Class A limited partner commenced an action against the general partner of SCP and others. Johnson v. Amgen Boulder, Inc., No. C95-0204R (W.D. Wash.). The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for IL-lra, preclinical and clinical trial results, and the possibility of IL-lra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership.



In February 1997, the parties announced a proposed settlement of the Johnson action, pursuant to which the defendants would pay $14,550,000, less attorney's fees and costs, to class members, and the limited partners' interests in SCP would be terminated. The settlement is conditioned on, among other things, the approval of two-thirds of the current limited partnership interests in SCP and final court approval. The General Partner has not yet determined whether to vote the Partnership's interests in favor of the settlement. The court has scheduled a hearing on May 23, 1997, to determine whether the proposed settlement is fair, reasonable and adequate, and whether class counsel's petition for attorney's fees and expenses should be granted.


IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

      As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1995, PaineWebber Technologies II, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PWI and a number of its affiliates relating to PWI's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. A definitive settlement agreement and plan of allocation was signed in July 1996 and submitted to the United States District Court for the Southern District of New York (the "US Court") for its approval. Under that settlement, PWI agreed to pay the class $125 million (which had previously been deposited in escrow with the US Court when the memorandum of understanding was signed) and certain additional consideration. The additional consideration included the assignment of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the US Court approved the settlement as fair and reasonable.


In February 1996, approximately 150 plaintiffs filed an action entitled ABBATE
V. PAINEWEBBER INC. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleges, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint seeks compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the ABBATE action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of the ABBATE plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.






ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                  PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


     There is no existing public market for the Units, and no such market is expected to develop. Effective December 10, 1997, the General Partner discontinued the right of Limited Partners to transfer Units, except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 1996, there were 6,341 Limited Partners.


     The Partnership distributes to its Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy has been to distribute common stock (or cash from the sale of common stock) to the Partners once the restriction period on saleability has lapsed. The Partnership's cash distributions to its Partners totaled $2,341,597 ($281 per Unit; $21,380 to the general partnership interest) for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, cash distributions to the Partners were $1,084,252 ($130 per Unit; $10,842 to the general partnership interest) and $417,020 ($50 per Unit; $4,170 to the general partnership interest), respectively. For the year ended December 31, 1995, the Partnership distributed 1,518,074 shares of Cygnus, Inc. ("Cygnus") common stock (182 shares per Unit; 15,300 shares to the general partnership interest) valued at $12,903,629 ($1,547 per Unit; $130,050 to the general partnership interest) on the date of distribution. For the year ended December 31, 1994, the Partnership distributed 367,043 shares of Alkermes, Inc. ("Alkermes") common stock (44 shares per Unit: 3,670 shares to the general partnership interest) valued at $1,985,385 ($238 per Unit; $19,854 to the general partnership interest) on the dates of distribution.



ITEM 6.     SELECTED FINANCIAL DATA.


See the "Selected Financial Data (Unaudited)" on Page F-2 in this filing.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

Partners' capital at December 31, 1996 was $3.0 million compared to $5.1 million at December 31, 1995, a decrease of $2.1 million. The decrease in partners' capital was a result of net income from operations of $0.2 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $2.3 million.


The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership. Liquid assets at December 31, 1996 were $0.9 million compared to $1.3 million at December 31, 1995, a decrease of $0.4 million. The decrease in liquid assets is primarily due to cash distributions to Partners of $2.3 million and the payment of management fees and administrative costs of $0.4 million offset by the net proceeds upon the sale of product development projects of $0.5 million, distributions received from product development projects of $1.1 million and net proceeds from the sale of marketable securities and investments of $0.7 million. The balance of working capital will be used for the payment of administrative costs related to the Partnership's business.

(ITEM 7 CONTINUED)


RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995:



Net income for the years ended December 31, 1996 and 1995 was $0.2 million and $6.4 million, respectively. The decrease of $6.2 million resulted from a decrease in revenues of $6.5 million offset by a decrease in expenses of $0.3 million.



Revenues for the year ended December 31, 1996 were $0.6 million as compared to $7.1 million for the year ended December 31, 1995. The decrease of $6.5 million resulted primarily from an increase in loss upon the sale of investments and marketable securities of $0.4 million and decreases in unrealized appreciation of marketable securities and investments of $5.6 million and gain on distribution of marketable securities and investments of $2.6 million (see Results of Operations for the year ended December 31, 1995 compared to the year ended December 31, 1994) offset by increases in gain from the sale of product development projects of $0.5 million and income from product development projects of $1.5 million. During 1996, the Partnership sold its equity investments in Cygnus and Alkermes and realized an aggregate loss of $0.4 million. The Partnership recognized unrealized depreciation in 1996 of $1.6 million resulting primarily from a decrease of $2.0 million in the intrinsic value of its warrant to purchase 255,000 shares of Cygnus stock offset by the recording of its warrant to purchase 200,000 shares of OEC Medical Systems, Inc. ("OEC") stock at $0.5 million. The market value of Cygnus stock decreased from $5.7 million ($22.375 per share) at December 31, 1995 to $3.7 million ($14.50 per share) at December 31, 1996. At December 31, 1996, the market value of OEC stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $0.5 million. In 1995, the Partnership recognized unrealized appreciation of marketable securities and investments of $4.0 million (see Results of Operations for the year ended December 31, 1995 compared to the year ended December 31, 1994). On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS of the technology developed under the product development agreement between FOCUS and the Partnership. The Partnership received $0.5 million and recognized a gain of this amount. The Partnership recognized income from product development projects of $1.9 million and $0.4 million, respectively, for the years ended December 31, 1996 and 1995.



Expenses for the years ended December 31, 1996 and 1995 were $0.4 million and $0.7 million, respectively. The decrease is a result primarily of the Manager's decision to discontinue charging the Partnership a management fee effective July 1, 1996.



YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994:



Net income for the year ended December 31, 1995 was $6.4 million compared to $9.4 million for the year ended December 31, 1994. The decrease of $3.0 million was due to a decrease in revenues of $3.6 million, the cumulative effect of a change in accounting method of $0.4 million, and a decline in expenses of $1.0 million.



The Partnership adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115") for investments held as of or acquired after January 1, 1994. The cumulative effect of adopting Statement No. 115 as of January 1, 1994, was to increase net income for the year ended
December 31, 1994, by $0.4 million due to the difference between the carrying value and market value of a restricted security position as of December 31, 1993.

(ITEM 7 CONTINUED)



Revenues for the year ended December 31, 1995 were $7.1 million compared to $10.7 million for the same period in 1994. The decrease of $3.6 million was primarily due to increases in 1995 in unrealized appreciation of investments and marketable securities of $2.7 million and in realized gains on distribution of investments and marketable securities of $3.2 million offset by the recognition of gains in 1994 on the sale of a Project of $8.9 million and the sale of a warrant of $0.7 million. The Partnership recognized unrealized appreciation of marketable securities and investments of $4.0 million and $1.3 million for the years ended December 31, 1995 and 1994, respectively. Unrealized appreciation for 1995 was attributable primarily to the Partnership's investment in a warrant to purchase 300,000 shares of Cygnus. As of December 31, 1995, the market value of Cygnus stock of $22.375 per share exceeded the exercise price of the warrant of $9.90 per share. Accordingly, the Partnership recorded the warrant at its intrinsic value of $3.8 million and recognized unrealized appreciation of this amount. In May 1995 the Partnership distributed 1,518,074 shares of Cygnus common stock to its Partners. The market value of the shares on the date of distribution was $12.9 million ($8.50 per share) as compared to the carrying value at December 31, 1994, of $10.3 million ($6.75 per share). Accordingly, the Partnership recognized a gain of $2.6 million upon the distribution. In 1994, the Partnership distributed 367,043 shares of Alkermes common stock to its Partners with an aggregate carrying value of $2.6 million ($7.00 per share). The market value on the dates of distribution was $2.0 million. The Partnership recognized a realized loss of $0.6 million in 1994 relating to the distribution of Alkermes common stock to its Partners. In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system technology ("GMS") developed under research and development agreements between Cygnus and the Partnership. In exchange for the technology rights, the Partnership received Cygnus common stock with a market value as of the date of sale aggregating $8.9 million and recognized a gain upon the sale of this amount. Also, in 1994, the Partnership sold its warrant to purchase 100,000 shares of Roger Corporation stock with a carrying value of $0 for $0.7 million.



Expenses for the year ended December 31, 1995 were $0.7 million compared to $1.7 million for the year ended December 31, 1994. The decrease of $1.0 million is attributable to a decrease in expenditures under product development projects of $0.8 million and a decrease of $0.2 million in management fees and administrative costs. During 1994 the Partnership made product development expenditures to Cygnus in the amount of $1.3 million and SCP in the amount of $0.7 million. The Partnership had accrued payments of $0.6 million to Cygnus and $0.7 million to SCP at December 31, 1993. As of January 1, 1995, all of the Partnership's Projects were fully funded. Management fees decreased as a result of the Manager's decision to discontinue the management fee charged on three additional Projects in 1995.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The information in response to this item may be found under the following captions included in this filing on Form 10-K:

                Report of Independent Auditors (Page F-4)
                Statements of Financial Condition (Page F-5)
                Statements of Operations (Page F-6)
                Statements of Changes in Partners' Capital (Page F-7) Statements of Cash Flows (Page F-8)
                Notes to Financial Statements (Pages F-9 to F-15)





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




The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC at December 31, 1996:



  NAME                            AGE          POSITION AND DATE APPOINTED

DIRECTORS (1)
     Dhananjay M. Pai             34           Director since December 1996
     Gerald F. Goertz, Jr.        39           Director since April 1995
     Pierce R. Smith              53           Director since June 1993  (3)

EXECUTIVE OFFICERS (2)
     Dhananjay M. Pai             34           President since December 1996
     Pierce R. Smith              53           Treasurer since August 1988 (3)
     Dorothy F. Haughey           72           Secretary since July 1985

(ITEM 10 CONTINUED)

The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.



1) Mr. Pai was appointed to this position in December 1996 at PWDC Holding Company; Mr. Smith was appointed to this position at PWDC Holding Company in September 1993; Mr. Goertz was appointed to this position at PWDC Holding Company in April 1995.



2) Mr. Pai was appointed to this position in December 1996 at PWDC Holding Company; Mr. Smith and Ms. Haughey were appointed to these positions at PWDC Holding Company in December 1991.



3) Mr. Smith resigned these positions at PWDC and PWDC Holding Company in February 1997 and was replaced by William J. Nolan. Mr. Nolan is a Managing Director in the Treasury Division of PWI.

(ITEM 10 CONTINUED)


DIRECTORS



MR. PAI is a Managing Director of PWI. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a vice president in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a director or officer of certain affiliates of PWI. He holds a Bachelor of Science degree from the Wharton School of Business and a Master of Business Administration from New York University.



MR. GOERTZ is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. He received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.



MR. SMITH was Treasurer of PWG and Executive Vice President and Treasurer of PWI. Mr. Smith joined PWG in 1987. From 1982 to 1987, Mr. Smith was Senior Vice President and Treasurer for Norwest Corporation, a multibank holding company in Minneapolis. From 1980 to 1982, Mr. Smith was Vice President of the Treasury Department for Mellon Bank in Pittsburgh and from 1973 to 1980 was Vice President for various subsidiaries of Commercial Credit Company. Mr. Smith received a Bachelor of Science degree in Electrical Engineering from Yale University and a Master's degree in Business Administration from Stanford University. He also served as a lieutenant in the United States Coast Guard.

(ITEM 10 CONTINUED)


EXECUTIVE OFFICERS


MR. PAI, President, see "Directors" above.



MR. SMITH, Treasurer, see "Directors" above.



MS. HAUGHEY, Secretary, joined PWI in 1962.  She is Secretary of PWI.

ITEM 11.    EXECUTIVE COMPENSATION.


No compensation was paid to executives of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-15 included in this filing on Form 10-K.



ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 1997 of more than five percent of the Registrant's Units.


                                                                 PERCENT OF
CLASS            NAME AND ADDRESS           AMOUNT                 CLASS

Limited          Libby Owens Ford Co.       559 Units              6.77%
Partnership      Pension Plan & Trust
Units            Mellon Bank, N.A.
                 One Mellon Bank Center
                 Pittsburgh, PA 15258


No member of management of the Manager or PWDC had any beneficial interest in the Registrant's Units.



ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-15 included in this filing on Form 10-K.

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


                Report of Independent Auditors (Page F-4)
                Statements of Financial Condition (Page F-5)
                Statements of Operations (F-6)
                Statements of Changes in Partners' Capital (Page F-7) Statements of Cash Flows (Page F-8)
                Notes to Financial Statements (Pages F-9 to F-15)



REPORTS ON FORM 8-K



On October 1, 1996, the Partnership filed a report on Form 8-K relating to the election of the President of Paine Webber Development Corporation and PWDC Holding Company.

                               SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1997.

     PAINEWEBBER R&D PARTNERS II, L.P.

     By:   PaineWebber Technologies II, L.P.
           (General Partner)

     By:   PWDC Holding Company
           (General partner of the General Partner)

     By:   Dhananjay M. Pai/s/
           ---------------------------
           Dhananjay M. Pai
           President and Principal Executive Officer

     By:   William J. Nolan/s/
           ---------------------------
           William J. Nolan
           Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1997.



Dhananjay M. Pai/s/
---------------------------
Dhananjay M. Pai President
(principal executive officer) and Director



William J. Nolan/s/
---------------------------
William J. Nolan
Principal Financial and Accounting Officer and Director



Gerald F. Goertz, Jr./s/
---------------------------
Gerald F. Goertz, Jr.
Director







* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                  PAINEWEBBER R&D PARTNERS II, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)



                      INDEX TO FINANCIAL STATEMENTS


Description                                                     Page

Index to Financial Statements                                   F-1

Selected Financial Data                                         F-2

Quarterly Financial Information                                 F-3

Report of Independent Auditors                                  F-4

Statements of Financial Condition,
 at December 31, 1996 and 1995                                  F-5

Statements of Operations,
 for the years ended December 31, 1996, 1995 and 1994           F-6

Statements of Changes in Partners' Capital,
 for the years ended December 31, 1996, 1995 and 1994           F-7

Statements of Cash Flows,
 for the years ended December 31, 1996, 1995 and 1994           F-8

Notes to Financial Statements                                   F-9 to F-15








All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

SELECTED FINANCIAL DATA (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                   1996            1995            1994            1993            1992
------------------------------------------------------------------------------------------------------------------------------------

Operating Results:
   Revenues                                            $    583,230    $  7,133,197    $ 10,743,055    $  8,957,023    $  1,795,829

   Net income (loss) (A)                               $    226,748    $  6,431,753    $  9,385,257    $  1,429,144    $ (9,317,951)

Net income (loss) per partnership unit (A):

   Limited partners (B)                                $      27.19    $     771.16    $   1,125.27    $     171.36    $  (1,116.18)

   General partner                                     $   2,267.48    $  64,317.53    $  93,852.57    $  14,291.44    $(101,832.09)

Financial Condition:

   Total assets                                        $  3,447,578    $  5,265,725    $ 12,875,809    $  7,121,082    $ 21,908,027

   Partners' capital                                   $  3,053,390    $  5,168,239    $ 12,724,367    $  5,741,515    $ 20,807,391

   Distributions to partners:
       Cash                                            $  2,341,597    $  1,084,252    $    417,020    $  4,628,895    $  5,421,153
       Cygnus, Inc. common stock
           (at market value) (C)                       $       --      $ 12,903,629    $       --      $       --      $       --
       Alkermes, Inc. common stock
          (at market value) (C)                        $       --      $       --      $  1,985,385    $  6,326,608    $       --
       Centocor, Inc. common stock
          (at market value) (C) (D)                    $       --      $       --      $       --      $     13,629    $  2,520,397
       Compression Labs, Inc. warrants
          (at intrinsic value) (C)                     $       --      $       --      $       --      $  5,525,888    $       --

------------------------------------------------------------------------------------------------------------------------------------


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

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                                               Net Income (Loss)
                                                                  Net Income                Per Partnership Unit (A)
                                          Revenues                  (Loss)             Limited Partners    General Partner
--------------------------------------------------------------------------------------------------------------------------
Calendar 1996

4th Quarter                            $  1,124,684            $  1,055,418            $     126.55         $    10,554.18

3rd Quarter                               1,240,669               1,193,791                  143.13              11,937.91

2nd Quarter                              (1,378,241)             (1,488,265)                (178.44)            (14,882.65)

1st Quarter (B)                            (403,882)               (534,196)                 (64.05)             (5,341.96)

--------------------------------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter                            $  1,384,756            $  1,207,265            $     144.75         $    12,072.65

3rd Quarter                               2,782,417               2,664,366                  319.45              26,643.66

2nd Quarter                               1,382,161               1,169,535                  140.23              11,695.35

1st Quarter (C)                           1,583,863               1,390,587                  166.73              13,905.87

--------------------------------------------------------------------------------------------------------------------------

Calendar 1994

4th Quarter                            $ 11,113,690            $ 10,957,899            $   1,313.83         $   109,578.99

3rd Quarter                                (201,661)               (753,243)                 (90.31)             (7,532.43)

2nd Quarter                                (415,930)               (830,318)                 (99.56)             (8,303.18)

1st Quarter                                 246,956                  10,919                    1.31                 109.19

--------------------------------------------------------------------------------------------------------------------------


(A) Based on 8,257 limited partnership units and a 1% general partnership interest.
(B) Revenues have been restated from the reported amount at March 31, 1996, in the amount of $3,013.
(C) Revenues have been restated from the reported amount at March 31, 1995, in the amount of $4,149.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners II, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Ernst & Young LLP/s/
--------------------
Ernst & Young

New York, New York
March 21, 1997

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF FINANCIAL CONDITION
                                                     December 31,   December 31,
                                                          1996           1995
--------------------------------------------------------------------------------
Assets:

       Cash                                           $    5,028      $    5,858

       Marketable securities, at market value            899,197       1,247,309

       Investments, at fair value                      1,633,000       3,791,626

       Interest receivable                                  --             5,518

       Advances to product development projects          135,519         169,289

       Royalty income receivable                         774,834          46,125

                                                      ==========      ==========
Total assets                                          $3,447,578      $5,265,725
                                                      ==========      ==========


Liabilities and partners' capital:

       Due to product development company             $  297,000      $     --

       Accrued liabilities                                97,188          97,486

       Partners' capital                               3,053,390       5,168,239

                                                      ==========      ==========
Total liabilities and partners' capital               $3,447,578      $5,265,725
                                                      ==========      ==========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS

For the years ended December 31,                                             1996             1995          1994
------------------------------------------------------------------------------------------------------------------
Revenues:
       Interest income                                                 $     40,989    $     85,565   $    104,484
       Net realized gain on sale of product development
         projects                                                           552,001            --        8,988,403
       Income from product development projects                           1,908,249         395,195        187,219
       Unrealized (depreciation) appreciation of
         investments and marketable securities                           (1,534,475)      3,995,807      1,322,966
       Net realized gain (loss) on distribution of
         investments and marketable securities                                 --         2,656,630       (583,917)
       Net realized loss on sale of investments and
        marketable securities                                              (383,534)           --             --
       Realized gain on sale of warrant                                        --              --          723,900
                                                                       ------------    ------------   ------------
                                                                            583,230       7,133,197     10,743,055
                                                                       ------------    ------------   ------------

Expenses:
       Expenditures under product development
         projects                                                              --              --          854,637
       Management fee                                                       137,010         347,070        618,795
       General and administrative costs                                     219,472         354,374        250,700
                                                                       ------------    ------------   ------------
                                                                            356,482         701,444      1,724,132
                                                                       ------------    ------------   ------------

Net income before cumulative effect of change
  in accounting method                                                      226,748       6,431,753      9,018,923

Cumulative effect in change of accounting method                               --              --          366,334

                                                                       ============    ============   ============
Net income                                                             $    226,748    $  6,431,753   $  9,385,257
                                                                       ============    ============   ============

Net income per partnership unit before cumulative
  effect of change in accounting method:
       Limited partners (based on 8,257 units)                         $      27.19    $     771.16   $   1,081.35
       General partner                                                 $   2,267.48    $  64,317.53   $  90,189.23

Cumulative effect of change in accounting method per
  partnership unit:
       Limited partners (based on 8,257 units)                         $       --      $       --     $      43.92
       General partner                                                 $       --      $       --     $   3,663.34

Net income per partnership unit:
       Limited partners (based on 8,257 units)                         $      27.19    $     771.16   $   1,125.27
       General partner                                                 $   2,267.48    $  64,317.53   $  93,852.57

------------------------------------------------------------------------------------------------------------------



See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        Limited                  General
Years ended December 31, 1996, 1995 and 1994            Partners                 Partner                   Total
-------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1994                           $  5,681,043             $     60,472             $  5,741,515

Net income                                              9,291,404                   93,853                9,385,257
Distributions to partners:
       Cash                                              (412,850)                  (4,170)                (417,020)
       Alkermes, Inc. common stock                     (1,965,531)                 (19,854)              (1,985,385)
                                                     ------------             ------------             ------------

Balance at December 31, 1994                           12,594,066                  130,301               12,724,367

Net income                                              6,367,435                   64,318                6,431,753
Distributions to partners:
       Cash                                            (1,073,410)                 (10,842)              (1,084,252)
       Cygnus, Inc. common stock                      (12,773,579)                (130,050)             (12,903,629)
                                                     ------------             ------------             ------------

Balance at December 31, 1995                            5,114,512                   53,727                5,168,239

Net income                                                224,481                    2,267                  226,748
Cash distributions to partners                         (2,320,217)                 (21,380)              (2,341,597)
                                                     ------------             ------------             ------------

Balance at December 31, 1996                         $  3,018,776             $     34,614             $  3,053,390
                                                     ============             ============             ============

-------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

For the years ended December 31,                           1996           1995           1994
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                             $   226,748    $ 6,431,753    $ 9,385,257
Adjustments to reconcile net income to cash
  provided by operating activities:
Realized gain on sale of product development project          --             --       (8,988,403)
Unrealized depreciation (appreciation) of
  investments and marketable securities                  1,534,475     (3,995,807)    (1,322,966)
Net realized (gain) loss on distribution of
  investments and marketable securities                       --       (2,656,630)       583,917
Cumulative effect of change in accounting method              --             --         (366,334)

Decrease (increase) in operating assets:
  Marketable securities                                    361,762      1,345,606      2,111,780
  Investments                                              610,501           --             --
  Interest receivable                                        5,518          2,155          6,750
 Advances to product development projects                   33,770         13,939        177,539
  Royalty income receivable                               (728,709)        (3,653)        57,939

Increase (decrease) in operating liabilities:
  Due to product development company                       297,000           --             --
  Accrued liabilities                                         (298)       (53,956)        24,991
  Liabilities under product development projects              --             --       (1,253,116)
                                                       -----------    -----------    -----------
Cash provided by operating activities                    2,340,767      1,083,407        417,354
                                                       -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to partners                             (2,341,597)    (1,084,252)      (417,020)
                                                       -----------    -----------    -----------

(Decrease) increase in cash                                   (830)          (845)           334

Cash at beginning of year                                    5,858          6,703          6,369
                                                       -----------    -----------    -----------

Cash at end of year                                    $     5,028    $     5,858    $     6,703
                                                       ===========    ===========    ===========
------------------------------------------------------------------------------------------------



Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1996, 1995 and 1994.

Supplemental schedule of non-cash activities:

------------------------------------------------------------------------------------------------
For the years ended December 31,                           1996           1995           1994
------------------------------------------------------------------------------------------------
Distribution of investments to partners:
       Cygnus, Inc. common stock                        $     --      $12,903,629    $     --
       Alkermes, Inc. common stock                            --             --       1,985,385

------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS




1.   ORGANIZATION AND BUSINESS

     PaineWebber R&D Partners II, L.P. ("the Partnership") is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly owned subsidiary of Paine Webber Group Inc. ("PWG"). The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase was completed, the Sponsor Companies had the option to license and commercialize the products resulting from the product development project, and the Partnership had the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership sought to obtain warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As a result of restructuring some of the original Projects, the Partnership also obtained restricted common stock in some of the Sponsor Companies. As such, the Partnership is engaged in diverse Projects including product development contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS



(NOTE 1 CONTINUED)

                                                                                  LIMITED         GENERAL
                                                                                  PARTNERS        PARTNER
                                                                                  --------        -------
I.       Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial
         Closing (6% per annum for each subsequent Unit sold up to the 5,000th
         Unit and 5% per annum for each Unit sold thereafter) ("Contribution        99%              1%
         Payout").................................................................

II.      After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $50,000 ("Final Payout")..............  80%              20%

III.     After Final Payout.......................................................  75%.             25%


     For  the  year  ended  December  31,  1996,  the   Partnership   made  cash
distributions totaling $2,341,597 ($281 per Unit; $21,380 to the General Partner). At December 31, 1996, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $1,866 and $7,206 per Unit, respectively.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     The Partnership invested in Projects, further described in Note 5, through one of the following two vehicles:

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS



(NOTE 2 CONTINUED)

o Product Development Contracts The Partnership paid amounts to Sponsor Companies under product development contracts. Such amounts were expensed by the Partnership when incurred by the Sponsor Companies. Income from the Sponsor Companies is reflected in the Statements of Operations for the period in which the income is earned.

o Product Development Limited Partnerships The Partnership participates as a limited partner in product development limited partnerships formed to develop specific products. Such partnerships expensed product development costs when incurred.

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



3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES:


           The Partnership held the following marketable securities:




                                                          December 31, 1996                   December 31, 1995
                                                          -----------------                   -----------------
                                                       Market             Cost            Market             Cost
                                                    -----------         ----------      -----------      -----------
Money market fund                                   $   799,097       $   799,097       $   956,168      $   956,168

Alkermes, Inc. common stock (3,227 shares)                   --                --            25,616           22,589

Cygnus, Inc. common stock (11,867 shares)                    --                --           265,525           69,719

Centocor, Inc. common stock (2,800 shares)              100,100            37,324                --               --
                                                    -----------         ----------      -----------      -----------
                                                    $   899,197         $  836,421      $ 1,247,309      $ 1,048,476
                                                    ===========         ==========      ===========      ===========

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)


     In January 1996, the Partnership sold its investment of 3,227 common shares of Alkermes, Inc. ("Alkermes") for proceeds, net of commissions, of $34,090 and recognized a gain upon the sale for the year ended December 31, 1996, of $8,474. In February 1996, the Partnership exercised its warrants to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At December 31, 1996, Centocor common stock had a market value of $35.75 per share as compared to $30.875 per share at December 31, 1995. Accordingly, the Partnership recognized unrealized appreciation of $13,650 for the year ended December 31, 1996. In June 1996, the Partnership sold 11,867 shares of Cygnus, Inc. ("Cygnus") with a carrying value as of December 31, 1995 of $265,525 ($22.375 per share). Proceeds, net of commissions, were $203,630 resulting in a loss upon the sale for the year ended December 31, 1996 of $61,895.

      INVESTMENTS:


     The Partnership held the following investments:

                                                              DECEMBER 31, 1996       DECEMBER 31, 1995
                                                              -----------------       -----------------
Cygnus, Inc.
     Warrant to purchase:          300,000 common shares          $     --                $3,742,500
                                   255,000 common shares           1,173,000                    --
OEC Medical Systems, Inc.
     Warrant to purchase:          200,000 common shares             460,000                    --
Centocor, Inc.
     Warrant to purchase:          2,800 common shares                  --                    49,126
                                                                  ----------              ----------
                                                                  $1,633,000              $3,791,626
                                                                  ==========              ==========


     The Partnership records its warrants to purchase common shares of Cygnus (with an exercise price of $9.90 per share) and OEC Medical Systems, Inc. ("OEC") (with an exercise share of $12.70 per share) as investments with carrying values equal to their intrinsic values (which approximate fair value) -- (See Note 5). In 1996, the Partnership exercised its warrant to purchase 45,000 shares of Cygnus stock at an aggregate exercise price of $445,500 and subsequently sold the shares for net proceeds of $676,762. The value of the shares related to these warrants at December 31, 1995, was $1,006,875 ($22.375 per share). Accordingly, the Partnership recognized a loss upon the sale of $330,113. The market value of Cygnus stock as of December 31, 1996 was $14.50 per share as compared to a market value of $22.375 per share as of December 31, 1995. Accordingly, the Partnership recognized unrealized depreciation of $2,008,125 on its warrant to purchase 255,000 Cygnus shares for the year ended December 31, 1996. At December 31, 1996, the market value of OEC stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $460,000. At December 31, 1995, the Partnership recorded its investment in the Centocor warrant at its intrinsic value of $17.545 per share. In February 1996, the Partnership exercised its warrant for Centocor common shares (see Marketable Securities).

     In December 1994, the Partnership and Cygnus entered into the GMS Technology Purchase Agreement whereby Cygnus purchased from the Partnership the rights to glucose monitoring system technology ("GMS") developed under product development agreements between Cygnus and the Partnership. In exchange for its technology rights, the Partnership received 1,529,941 shares of Cygnus common stock valued at $8,988,403 which was based on the market price per share of $5.875 on the date of receipt and recognized a gain of this amount for the year ended December 31, 1994. The Partnership recorded the Cygnus common stock as of December 31, 1994, at a market value of $10,327,102 ($6.75 per share) and, accordingly, recognized unrealized appreciation of $1,338,699. In May 1995, the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock. The market value of the Cygnus common stock on the date of

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS





(NOTE 3 CONTINUED)

distribution was $12,903,629 ($8.50 per share). The carrying value of the shares distributed was $10,246,999 ($6.75 per share) as of December 31, 1994. Accordingly, the Partnership recognized a realized gain upon the distribution of $2,656,630 for the year ended December 31, 1995. The remaining 11,867 shares of Cygnus common stock were held as marketable securities and sold in 1996.

     In 1994, the Partnership distributed 367,043 shares of Alkermes to its Partners with an aggregate market value of on the date of the distribution of $1,985,384. The carrying value as of December 31, 1993 was $2,569,301 ($7.00 per share) and , accordingly, the Partnership recognized a loss upon the distribution of $583,917.



4.  RELATED PARTY TRANSACTIONS

     The Manager received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. As of July 1, 1995, the Manager had eliminated the management fee charged on all but one Project. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged on this final Project. The management fees paid by the Partnership to the Manager were $137,010, $347,070 and $618,795 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

     PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same Projects as the Partnership.


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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS



(NOTE 5 CONTINUED)

On August 20, 1996, the Partnership terminated the product development program with Compression Labs Incorporated.

If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. At December 31, 1996, the market prices per common share of Cygnus and OEC exceeded the exercise prices per share of the warrants and, accordingly, the Partnership recorded these warrants as investments with carrying values equal to the intrinsic values which approximate fair value (see Note 3). At December 31, 1996, the Partnership owned the following warrants:

                                        NUMBER OF SHARES        EXERCISE                            12/31/96
                                           THAT CAN BE           PRICE              EXERCISE      MARKET PRICE
                                            PURCHASED          PER SHARE             PERIOD        PER SHARE*
                                            ---------          ---------             ------        ----------
Cayenne Software, Inc. (A)                     193,000        $  16.19        Current to 6/97       $   3.813

Cygnus, Inc. (B)                               255,000        $   9.90        Current to 9/97       $  14.500

OEC Medical Systems, Inc. (B) (C) -            200,000        $  12.70        Current to 8/97       $  15.000
     Note 8


* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of December 31, 1996 may not be indicative of the ultimate values, if any, that may be realized by the Partnership.


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

In October 1994, the Partnership sold its warrant to purchase 100,000 shares of common stock of Rogers Corporation for $723,900 and realized a gain upon the sale of this amount.


6.  INCOME TAXES

The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS



7.  LEGAL PROCEEDING

     On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with Centocor Partners III, L.P. ("CP III"); and because of the Lilly transaction, Centocor is required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership is seeking to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors. There can be no assurance that the Partnership's claim will be successful.

     Centocor has answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses and third-party claims against PWG, PWDC and PWI.

     In April 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against one of PWDC's two nominees on the CDC III Board of Directors. In July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against a former director of CDC III nominated by PWDC. On July 12, 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should by the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. Mr. Abdo and Centocor also moved to disqualify the Partnership. The Court has granted Mr. Abdo's motion to amend his complaint to assert claims against the PWDC nominees. The Court has not ruled on the motions to disqualify.

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



8.  SUBSEQUENT EVENT

     On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment of $3,325,000 and will receive future payments based on sales of certain products developed by CP III.

     On January 26, 1997, the Partnership sold to OEC its warrant to purchase 200,000 shares of OEC for a price of $1,000,000.

EXHIBIT A
ADVISORY BOARD BIOGRAPHIES



ADMIRAL BOBBY R. INMAN U.S. NAVY (RET.)
Chairman, Executive Committee of Science Applications International Corporation; former Chairman and Chief Executive Officer, Westmark Systems, Inc.; former Chairman, President and Chief Executive Officer, Microelectronics & Computer Technology Corporation; Director, Fluor Corporation, Science Applications International Corporation, Southwestern Bell Corporation, Temple-Inland and Xerox Corporation.

ALFRED J. COYLE
Advisory Director, PaineWebber Incorporated; former Director, American DualVest Fund, Cubic Corp., Leaseway Transportation Corp., Oilfield Services Corp. of America and Radiation Dynamics.

RICHARD HODGSON
Co-founder and Director, Intel Corporation; Director, I-Stat Corp., Ibis Technology Inc., McCowan Associates and several private technology companies.

EUGENE KLEINER
Founding partner, Kleiner, Perkins, Caufield & Byers; Co-founder, Fairchild Semiconductor Corporation; Director, Andros Corporation, Resound, Inc. and several private technology companies; Trustee, Polytechnic University in New York.

ANTONIE T. KNOPPERS, M.D.
Former President, Chief Operating Officer and Vice Chairman, Merck & Co.; Director, Centocor, Inc; former Chairman, U.S. Council of the International Chamber of Commerce.

DR. GEORGE KOZMETSKY, D.C.S.
Executive Associate for Economic Affairs, The University of Texas System; IC Senior Research Fellow; Chairman, IC Advisory Board.

JOSHUA LEDERBERG, PH.D.
Nobel Laureate; university professor and former President, Rockefeller University; Director, Chemical Industry Institute for Toxicology, Dreyfus Foundation and Council for Foreign Relations.

EXHIBIT B

PAINEWEBBER R&D PARTNERS II, L.P.                           ANNUAL REPORT 1996
--------------------------------------------------------------------------------

LETTER TO LIMITED PARTNERS

To Our Limited Partners:

PaineWebber R&D Partners II, L.P. ("R&D Partners II" or the "Partnership") was structured as a diversified portfolio of product development programs with the expectation that a portion of the products under development would become commercially successful. In 1996, Genzyme Corporation ("Genzyme") received U.S. Food and Drug Administration ("FDA") approval for Seprafilm(TM), the surgical product based on hyaluronic acid ("HA"). Genzyme will market Seprafilm through Deknatel Snowden Pencer, Inc., ("Deknatel") a surgical products supply company that Genzyme acquired in July. Deknatel has an established sales force that Genzyme believes will permit it to accelerate the market introduction of Seprafilm into the U.S. surgical market. R&D Partners II will participate in a royalty stream based upon the successful commercial introduction of Seprafilm. In addition, Genzyme is developing two additional HA products: SepraGel(TM), which targets the same application(s) as Seprafilm, and HAL-S(TM), which is a liquid to be injected into arthritic joints.

Centocor, Inc., ("Centocor") released significant data on the status of the clinical development of ReoPro(TM) in 1996. ReoPro is an anticlotting drug intended to reduce acute cardiac ischemic complications in patients undergoing angioplasty. ReoPro received marketing approval from the FDA in 1994 for use in the reduction of acute cardiac complications, but only in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure. In 1996, researchers from two separate symposiums were able to demonstrate through their research that ReoPro made a positive impact in patients undergoing angioplasty.

First, researchers from the Intervent 97 Cardiology Symposium released data on Centocor's ReoPro, demonstrating that ReoPro significantly reduced the risk of death, heart attack and revascularization in a six month follow-up study of patients undergoing angioplasty. Clinical trials are currently underway evaluating ReoPro with stents, and future trials are planned in conjunction with acute myocardial infarction and for stroke patients. Researchers said the data from the EPILOG and CAPTURE trials will be submitted to the FDA for expanded label indications.

In August 1996, researchers from the European Society of Cardiology reported that ReoPro reduced the need for additional surgery after angioplasty. The trials the researchers described found that ReoPro greatly reduced the complications from surgery. The trials were halted in December 1995, when the strong effects of ReoPro became apparent. The trials demonstrated a 60% reduction in the mortality rate among patients who had suffered from acute heart attack or angina while undergoing an angioplasty procedure.

In August 1996, Genzyme received FDA marketing approval for Seprafilm bioresorbable membrane. Seprafilm is a HA-based bioresorbable film which is applied after surgery around traumatized tissues to prevent adhesions prior to closure of the surgical site. No follow-up surgery is required to remove the membrane. Genzyme's Sepracoat(TM) coating solution received

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

the Approval of Conformity Certificate ("CE Mark") in accordance with the European Medical Devices Directive ("EMDD"), in August 1996. The CE Mark indicates that the product meets quality standards established by the EMDD for selling the product(s) in the European Economic Union, EEU. Sepracoat is not commercially available in the U.S., where a Pre-Market Approval ("PMA") is currently being reviewed by the FDA. Sepracoat is a second formulation of Genzyme's HA-based surgical products used to coat exposed organs during surgery. Genzyme was notified by the FDA that the regulatory agency will expedite its review of the PMA for Sepracoat.

R&D Partners II was formed in 1987 and invested in a portfolio of ten product development programs. Of the three ongoing programs, we expect that the programs with Centocor and Genzyme to have the greatest likelihood of commercial success. The remaining programs which are being sponsored by Amgen Boulder Inc., a subsidiary of Amgen Inc. ("Amgen Boulder" formerly "Synergen, Inc.") completed a European Phase II clinical trial in March 1996, of IL-1ra (previously Antril(TM)), a product being developed for potential use in the treatment of rheumatoid arthritis. The results from this trial demonstrated sufficient safety and efficacy to scientifically justify commencement of an additional Phase II trial. The current U.S. Phase II trial is being conducted by Amgen Inc.

The following development programs of R&D Partners II have concluded and have generated significant returns. R&D Partners II committed $5.5 million to Cygnus, Inc. ("Cygnus") and as a result of the 1994 buy-back of the GMS technology received 1,529,941 shares of common stock from Cygnus or 182 shares of Cygnus common stock per $10,000 investment, representing approximately $13.0 million in value on the date of distribution. Since the distribution in May 1995 to limited partners, the distributed Cygnus common stock has had a value ranging from $1,547 to $4,709. R&D Partners II invested $5.9 million in the common stock of Alkermes, Inc. ("Alkermes") which was distributed to investors as it became unrestricted. The available gain from the 118 shares of distributed Alkermes common stock has ranged from $997 to $3,009 per $10,000 investment in R&D Partners II. The product development program with Genentech, Inc. ("Genentech") was terminated in 1991 when the product development program was determined not to be commercially viable. R&D Partners II invested approximately $5.0 million in the Genentech program. The Partnership retained its warrant connected with the program which had an aggregate value of $5.4 million when it was distributed to investors in 1992. The available gain from the distributed Genentech warrant has ranged from $650 to $1,076 per $10,000 investment in R&D Partners II.

The development programs with Cayenne Software, Inc. ("Cayenne") (formerly Bachman Information Systems, Inc. and/or Cadre Technologies, Inc.), Compression Labs, Inc. ("CLI"), Focus Surgery, Inc. ("Focus") and Rogers Corporation ("Rogers") have been either terminated or, are near termination and will not generate any significant returns to the Partnership.

In December 1995, Bachman Information Systems, Inc. ("Bachman") announced the merger agreement with Cadre Technologies, Inc. ("Cadre") which was completed on July 19, 1996. The newly combined company was renamed Cayenne Software Inc. (NNM: CAYN). The Cadre warrant converted into Cayenne warrants at 23 warrants per $10,000 unit with an exercise price

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

of $16.19 per share and expires in June 1997. The product sales of Ensemble have peaked and the company expects sales to cease in 1-2 years. R&D Partners II has received $843,000 from product sales but does not expect any significant future payment from this program. R&D Partners II committed $5.4 million to Ensemble, the computer software program which was being developed by Cadre.

In August 1996, the product development program with CLI was terminated. R&D Partners committed $12.5 million to the development of high-performance compression and decompression devices ("Codecs") for the video-phone market. Codecs devices compress and decompress data required to transmit a digital video signal over several medium. CLI terminated its video-phone marketing agreement with AT&T because of pricing and functionality problems of the product. Limited partners received CLI warrants which expired December 16, 1996. The available gain has ranged from $663 to $1,153 per $10,000 investment in R&D Partners II.

During 1996, Focus announced the signing of a Letter of Intent with Takai Hospital Supply Co. for the sale of its assets of Focus for $1.25mm and, simultaneously, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In August 1996, R&D Partners II received $563,000 for its technology rights under the development program. R&D Partners II holds warrants to purchase the common stock of OEC Medical Systems, Inc. ("OEC") in connection with the Focus program. R&D Partners II program with Rogers to develop multichip modules was terminated in 1990. In 1994, R&D Partners II sold the Rogers warrant for $723,900 and distributed proceeds to limited partners.

In addition to the potential of returns from the product development programs, investors have received common stock and warrants from R&D Partners II. With the overall improvement in the stock market in 1996, the total value of the distributed equity securities (common stock and warrants) from the Partnership ranged from $7,206 to $15,185 per $10,000 investment. The aggregate value of the distributed common stock and warrants, based on the respective dates of distribution, is $7,206.

Cash distributions since inception of the Partnership to date total $1,866 per $10,000 investment.

In 1996, R&D Partners II made cash distributions totaling $281 per $10,000 investment. We expect cash distributions to continue provided that products from the ongoing product development programs meet with commercial success.

The "Company Section" of the Annual Report will contain updated information only on programs that are currently active.

Thank you for your continued interest in R&D Partners II.

Sincerely,

Robin Stanley
Vice President
PaineWebber Development Corporation

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

PRODUCT PORTFOLIO STATUS

AMGEN BOULDER INC.

COMPANY
Amgen Boulder Inc. ("Amgen Boulder," formerly Synergen, Inc. ("Synergen")), a wholly-owned subsidiary of Amgen Inc., was formed as a result of Amgen Inc.'s ("Amgen") acquisition of Synergen in December 1994. The company's research is targeted toward products for inflammatory disorders and neurological diseases. Amgen acquired Synergen through a cash tender offer of $9.25 per share for all outstanding shares of Synergen common stock. Amgen Boulder has continued the clinical development of IL-1ra (previously Antril(TM)) which was being conducted by Synergen before the acquisition took place. In March 1996, Amgen completed the European Phase II clinical trial of IL-1ra in rheumatoid arthritis and announced they will continue developing the product. Amgen has committed to provide funding for the development program through June 1997.

PROGRAM
R&D Partners II committed $4.5 million to Synergen Clinical Partners, L.P., a $52.5- million limited partnership, formed to fund the development and human clinical trials of IL-1ra, the recombinant form of Interleukin-1ra, a naturally occurring anti-inflammatory human protein that may play a significant role in the treatment of rheumatoid arthritis. Synergen Clinical Partners, L.P.'s interests in IL-1ra are now held by Amgen Inc.

In October 1996, the results from the IL-1ra Phase II clinical trial were presented at the American College of Rheumatology in Orlando. Findings from the study demonstrated that IL-1ra has mild to moderate anti-inflammatory activity which may have a clinical benefit in patients with severe active disease. IL-1ra also slowed disease progression when compared to placebo as measured by radiographic assessment. An additional dose evaluation study for rheumatoid arthritis is currently ongoing in Europe and a U.S.
combination study commenced in January 1997.

WARRANT
R&D Partners II distributed the Synergen warrant to investors in March 1993. As a consequence of the acquisition of the company, the warrant was rendered valueless.

CENTOCOR, INC.

COMPANY
Centocor, Inc., ("Centocor") is a biotechnology company committed to developing innovative therapeutic and diagnostic products to advance medical practice. Centocor concentrates on research, development, and manufacturing, with a technological emphasis on monoclonal antibodies and peptides. It collaborates extensively with academic institutions and other biotechnology companies, which provide product development, and with major healthcare corporations, which commercialize Centocor products.

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

In 1996, Centocor released data at three important symposiums regarding the development of its lead product, ReoPro(TM), an anticlotting drug intended to reduce acute cardiac ischemic complications in patients undergoing angioplasty. In March 1996, researchers at the American College of Cardiology meeting, said that the Epilog trial demonstrated a 68% reduction in the death rate and heart attacks among all patients with unstable angina. "Epilog" refers to Evaluation in percutaneous transluminal coronary angioplasty or PTCA to improve Long-Term Outcome with ReoPro GPIIb/IIIa Blockade and is a randomized, double blind placebo controlled trial. Positive data from the Capture trial was also presented at the American College of Cardiology meeting in March. The Epilog and Capture trials were halted in December 1995 due to positive interim analysis results. Centocor plans to file a Product License Application in the first half of 1997 with the data from the two trials and for expanded label indications.

At the European Society of Cardiology meeting in August 1996, researchers reported that ReoPro cut the need for additional surgery following angioplasty. The long term data released on the Epic trial showed a decrease in complications in patients using the drug out to three years. The Capture trial showed a reduced death rate, myocardial infarction and need for urgent intervention at 30 days following angioplasty.

Data was also released at the Intervent 97 Cardiology symposium, that showed ReoPro significantly reduced the risk of death, heart attack and revascularization, in a six-month follow-up study of patients undergoing angioplasty. The Epilog trial data showed a decrease in the number of deaths and heart attacks by 46% in patients six months after surgery. The most common complication associated with ReoPro as seen in the Epic trial was bleeding. The trial results demonstrated that bleeding in patients was reduced to placebo levels by adjusting the dosing of ReoPro and heparin as well as improved catheter and catheter-site management.

PROGRAM
R&D Partners II committed $12.0 million to Centocor Partners III, L.P., a $54.2-million limited partnership formed to conduct the development and human clinical trials of two monoclonal antibody-based products: ReoPro and Capiscint(TM). Development efforts for Capiscint have been ceased.

ReoPro received marketing approval from the FDA in 1994 for use in the reduction of acute cardiac complications in patients undergoing angioplasty procedures who are at high risk for abrupt artery closure. In 1995, Centocor announced results of two separate trials of ReoPro targeted toward the larger, general angioplasty market. Centocor filed with the FDA in 1996 requesting marketing approval of ReoPro with a broad-based label. ReoPro is currently being sold in the U.S. and in certain foreign countries by Centocor's marketing partner, Eli Lilly & Co. ("Lilly").

WARRANT
R&D Partners II distributed the Centocor warrant in March 1992. Investors received a warrant to purchase 116 shares of Centocor common stock per $10,000 investment in R&D Partners II with an exercise price of $14.115 per share through February 1993 and $16.655 per share from March 1993 through February 1995. Based on the closing price of $32.50 per share on the date of

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

distribution and the initial exercise price of $14.115 per share, a warrant to purchase 116 shares of Centocor common stock had a value of approximately $2,133 per $10,000 unit. In June 1992, R&D Partners II distributed 22 shares of Centocor common stock per $10,000 unit which had a value of approximately $305 on the date of distribution. The available gain from the distributed Centocor warrant and common stock has ranged from $2,346 to $3,781 per $10,000 investment in R&D Partners II.

GENZYME CORPORATION

COMPANY
Genzyme Corporation, ("Genzyme") is an international, diversified health care products company with a focus on developing innovative products and services for major unmet medical needs. The company's General Division markets Ceredase(R) and Cerezyme(R) replacement enzymes for the treatment of Gaucher disease. It also develops and markets surgical and diagnostic products, genetic diagnostic services, and pharmaceuticals.

In 1996, Genzyme received FDA approval for its hyaluronic acid ("HA")-based surgical aid, Seprafilm(TM) for broad label use in abdominal and pelvic surgery. Genzyme also closed its acquisition of Deknatel Snowden Pencer Inc., ("Deknatel") a privately held surgical products company. Genzyme is utilizing Deknatel's sales and marketing force to launch Seprafilm in the U.S. surgical market. In August 1996, Sepracoat(TM) received the Approval of Conformity Certificate ("CE Mark") in accordance with the European Medical Devices Directive. Sepracoat is a bioresorbable, tissue protective solution that can be applied at the beginning and throughout abdominal, pelvic, and thoracic surgical procedures. It is also designed to reduce the incidence, extent and severity of newly-formed postoperative adhesions, or internal scar tissues. Sepracoat compliments Genzyme's other anti-adhesion product, Seprafilm. Genzyme is developing two additional HA products: HAL-S(TM), Synovial Fluid Replacement, a liquid used for injection into arthritic joints; and SepraGel(TM), a bioresorbable gel, another adhesion reduction product.

PROGRAM
R&D Partners II committed $5.0 million to Genzyme Development Partners, L.P. ("GDP"), a $36.8 million limited partnership formed to conduct the development and human clinical trials of surgical products based on HA. The products are designed to reduce the incidence and severity of adhesions, a serious post-operative complication.

Under the terms of the GDP agreement, upon the triggering of certain events, Genzyme has the option to purchase the GDP interests under which GDP is entitled to receive 10% of revenues from sales of the products in the U.S. and Canada and, under certain conditions, 6% of sales in Europe, for ten years following the exercise of the purchase option.

WARRANT
R&D Partners II distributed the Genzyme warrant in June 1992. Investors received a warrant to purchase 22 shares at $16.01 per share and a warrant to purchase 10 shares at $22.91 per share, per $10,000 investment in R&D Partners II, all expired October 31, 1996. Due to the stock split in July 1996, for every one warrant exercised, investors received two shares of Genzyme common stock. Based on the closing price of $49.50 per share on the date of distribution, the

PAINEWEBBER R&D PARTNERS II, L.P.                   ANNUAL REPORT 1996
--------------------------------------------------------------------------------

distributed warrants to purchase 32 shares of Genzyme common stock had a value of approximately $1,003. The available gain from the distributed Genzyme warrants has ranged from $187 to $1,883 per $10,000 investment in R&D Partners II.

EXHIBIT C               PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                  POLICY REGARDING REQUESTS FOR PARTNER LISTS




      In accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"), and without limiting its rights under the Partnership Agreement or the Act, as each may be amended from time to time, the General Partner of the Partnership has established standards applicable to requests for lists of Limited Partners. These standards have been established in order to assure (1) that the lists are not used for an improper or inappropriate purpose or in any way that might be detrimental to the Partnership or the Limited Partners; (2) that the Limited Partners have sufficient information and opportunity to decide how they should react in response to any solicitation or other communication addressed to them; and (3) that the Partnership and the Limited Partners do not face an increased risk of adverse tax consequences as a direct or indirect result of any such solicitation or communication.

      The General Partner requires any request to be made in writing by a record holder of limited partner interests with standing to request the list, to comply strictly with all applicable requirements of law and the Partnership Agreement, to state the purpose for which the request is made with sufficient specificity to enable the General Partner to make the determinations specified above, and to include an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to hold the list in strict confidence, and not to give any information derived from the list to any third party for any purpose whatsoever, (2) to reimburse the Partnership for costs incurred in connection with the request and for a list, including confirming compliance with the undertakings required hereby and (3) to submit to the jurisdiction of the courts of the State of Delaware in any dispute arising in connection with such request and to appoint and maintain RL&F Service Corp., One Rodney Square, Tenth Floor, Wilmington, New Castle County, Delaware 19801 (whose reasonable fees and expenses will be paid by the Partnership) as such person's or entity's agent in the State of Delaware for acceptance of legal process in connection therewith. In addition, in the case of requests made for the purpose of soliciting tenders of the Limited Partners' interests or units in the Partnership or soliciting proxies or consents from Limited Partners or facilitating, assisting or supporting any such solicitation, the General Partner will, if and to the extent required by applicable law and the Partnership Agreement, make lists available or agree to disseminate such solicitations on behalf of requesting Limited Partners only upon receipt of an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to conduct the solicitation in accordance with the requirements of the Securities and Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder, including full disclosure of all material facts and, in the case of any tender offer, rights of proration and withdrawal rights, irrespective of the number of interests or units sought, and
(2) to refrain from acquiring interests or units of any number if the General Partners, based upon advice from counsel, conclude that such acquisition would increase the risk of adverse tax consequences to the Partnership or the Partners.

      The General Partner shall endeavor to inform the requesting party within 30 days of receipt of the requisite undertakings whether they consider that the proposed use of the list is improper or inappropriate or would increase the risk of such adverse tax consequences, and may request such further assurances as may be necessary in order to enable them to make any of the determinations specified above.