Form 10-Q
period 1997-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 1997-05-13
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------



                                    FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

                                ----------------


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                               ----      ----

                                ----------------

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                                    FORM 10-Q
                                 MARCH 31, 1997

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page

Item 1.       Financial Statements

              Statements of Financial Condition (unaudited) at                2
              March 31, 1997 and December 31, 1996

              Statements of Operations
              (unaudited) for the three months
              ended March 31, 1997 and 1996                                   3

              Statement of Changes in Partners' Capital
              (unaudited) for the three months
              ended March 31, 1997                                            3

              Statements of Cash Flows
              (unaudited) for the three months
              ended March 31, 1997 and 1996                                   4

              Notes to Financial Statements
              (unaudited)                                                  5-11

Item 2.       Management's Discussion and Analysis of Financial              12
              Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              13

Item 5.       Other Information                                              13

Item 6.       Exhibits and Reports on Form 8-K                               13

              Signatures                                                     14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                     March 31,      December 31,
                                                         1997              1996
--------------------------------------------------------------------------------
Assets:

   Cash                                         $       5,246     $       5,028

   Marketable securities, at market value           1,015,481           899,197

   Investments, at fair value                         949,877         1,633,000

   Due from product development project               760,000                 -

   Advances to product development projects                 -           135,519

   Royalty income receivable                           10,805           774,834

                                                 ------------      ------------
Total assets                                    $   2,741,409     $   3,447,578
                                                 ============      ============


Liabilities and partners' capital:

   Due to product development project           $           -     $     297,000

   Accrued liabilities                                 68,205            97,188

   Partners' capital                                2,673,204         3,053,390

                                                 ------------     -------------
Total liabilities and partners' capital         $   2,741,409    $    3,447,578
                                                 ============     =============


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31,                        1997           1996
--------------------------------------------------------------------------------
Revenues:
   Interest income                                  $     34,971   $     11,993
   Income from product development projects            4,359,777         31,765
   Unrealized depreciation of investments
     and marketable securities                          (237,823)      (453,101)
   Gain on sale of investments and marketable
     securities                                          540,000          8,474
                                                    ------------    -----------
                                                       4,696,925       (400,869)
                                                     ------------    -----------

Exenses:
   Expenditures under product development
     projects                                             20,483          3,013
   Management fee                                              -         68,505
   General and administrative costs                       52,386         61,809
                                                    ------------    -----------
                                                          72,869        133,327
                                                    ------------    -----------

Net income (loss)                                   $  4,624,056   $   (534,196)
                                                      ===========    ===========

Net income (loss) per partnership unit:
   Limited partners (based on 8,257 units)          $    554.42    $     (64.05)
   General partner                                  $ 46,240.56    $  (5,341.96)


--------------------------------------------------------------------------------
See notes to financial statements.



STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)
                                             Limited      General
For the three months ended March 31, 1997    Partners     Partner       Total
--------------------------------------------------------------------------------

Balance at January 1, 1997               $  3,018,776   $  34,614  $  3,053,390

Net income                                  4,577,815      46,241     4,624,056
Cash distribution to partners              (4,954,200)    (50,042)   (5,004,242)

                                          -----------    --------    ----------
Balance at March 31, 1997                $  2,642,391   $  30,813   $ 2,673,204
                                          ===========    ========    ==========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the three months ended March 31,                                 1997             1996
---------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                             $   4,624,056     $   (534,196)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
Unrealized depreciation of investments
  and marketable securities                                         237,823          453,101
Expenditures under product development projects                      20,483            3,013

(Increase) decrease in operating assets:
  Marketable securities                                            (130,984)          78,448
  Investments                                                       460,000                -
  Due from product development project                             (760,000)               -
  Advances to product development projects                          115,036           19,967
  Interest receivable                                                     -            1,657
  Royalty income receivable                                         764,029           (5,607)

(Decrease) increase in operating liabilities:
  Due to product development project                               (297,000)               -
  Accrued liabilities                                               (28,983)           3,969
                                                               ------------      -----------
Cash provided by operating activities                             5,004,460           20,352
                                                               ------------      -----------

Cash flows from financing activities:
  Distributions to partners                                      (5,004,242)               -
                                                               ------------      -----------

Increase in cash                                                        218           20,352

Cash at beginning of period                                           5,028            5,858
                                                               ------------      -----------

Cash at end of period                                         $       5,246     $     26,210
                                                               ============      ===========


---------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1997 and 1996.
---------------------------------------------------------------------------------------------
See notes to financial statements


                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




1.    ORGANIZATION AND BUSINESS


      The financial information as of and for the periods ended March 31, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




(NOTE 1 CONTINUED)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                        LIMITED        GENERAL
                                                                                       PARTNERS        PARTNER
                                                                                       --------        -------
  I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at
     7% per annum for each Unit sold at the Initial Closing (6% per annum for each subsequent Unit sold up to the 5,000th Unit and 5% per annum for each
     Unit sold thereafter) ("Contribution Payout")..............................          99%               1%




 II. After Contribution Payout and until the value of the aggregate
     distributions for each Unit equals $50,000 ("Final Payout")................          80%              20%


III. After Final Payout.........................................................          75%              25%

      For the three months ended March 31, 1997, the Partnership made a cash distribution totaling $5,004,242 ($600 per Unit; $50,042 to the General Partner). At March 31, 1997, the Partnership has made cash and security distributions, as valued on the date of distribution, since inception of $2,466 and $7,206 per Unit, respectively.

      Effective December 10, 1996, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as of the result of the laws of descent and distribution and by operation of law.

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

3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES:


      The Partnership held the following marketable securities:

                                                 MARCH 31, 1997           DECEMBER 31, 1996
                                             -----------------------   -----------------------
                                               MARKET        COST        MARKET        COST
                                             ----------   ----------   ----------   ----------
Money market fund                            $  930,081   $  930,081   $  799,097   $  799,097

Centocor, Inc. common stock (2,800 shares)       85,400       37,324      100,100       37,324
                                             ----------   ----------   ----------   ----------
                                             $1,015,481   $  967,405   $  899,197   $  836,421
                                             ==========   ==========   ==========   ==========


      In January 1996, the Partnership sold its investment of 3,227 common shares of Alkermes, Inc. ("Alkermes") for proceeds, net of commissions, of $34,090 and recognized a gain upon the sale for the year ended December 31, 1996, of $8,474. In February 1996, the Partnership exercised its warrant to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At March 31, 1997, Centocor common stock had a market value of $30.50 per share as compared to $35.75 per share at December 31, 1996. Accordingly, the Partnership recognized unrealized depreciation of $14,700 for the three months ended March 31, 1997.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




(NOTE 3 CONTINUED)

INVESTMENTS:

      The Partnership held the following investments:

                                                       MARCH 31, 1997     DECEMBER 31, 1996
                                                       --------------     -----------------
Cygnus, Inc.
     Warrant to purchase:  255,000 common shares         $  949,877           $1,173,000

OEC Medical Systems, Inc.
     Warrant to purchase:  200,000 common shares               --                460,000
                                                         ----------           ----------

                                                         $  949,877           $1,633,000
                                                         ==========           ==========

      The Partnership records its warrant to purchase common shares of Cygnus, Inc. ("Cygnus") (with an exercise price of $9.90 per share) as an investment with a carrying value equal to its intrinsic value (which approximates fair value) -- (See Note 5). The market value of Cygnus stock as of March 31, 1997, was $13.625 per share as compared to a market value of $14.50 per share as of December 31, 1996. Accordingly, the Partnership recognized unrealized depreciation of $223,123 on its warrant to purchase 255,000 Cygnus shares for the three months ended March 31, 1997. At December 31, 1996, the market value of OEC Medical Systems, Inc. ("OEC") stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $460,000. During the quarter ended March 31, 1997, the Partnership sold its OEC warrant for proceeds of $1,000,000 and recognized a gain in the amount of $540,000. At March 31, 1996, the Partnership recorded its investment in a warrant to purchase 300,000 Cygnus shares (45,000 shares were subsequently exercised and sold by the Partnership during 1996) at a market value of $10.975 per share as compared to a carrying value of $12.475 per share at December 31, 1995. Accordingly, the Partnership recognized unrealized depreciation of $450,000 for the three months ended March 31, 1996.


4.  RELATED PARTY TRANSACTIONS

      The Manager received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. As of July 1, 1995, the Manager had eliminated the management fee charged on all but one Project. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged on this final Project. The management fees paid by the Partnership to the Manager were $0 and $68,505 for the three months ended March 31, 1997 and 1996, respectively. Aggregate management fees paid since January 1, 1996, were $137,010.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)




5.  PRODUCT DEVELOPMENT PROJECTS

      The Partnership entered into nine Projects (Cadre Technologies Inc.; Centocor Partners III, L.P. ("CP III"); Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc. (successor to Diasonics, Inc.)); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P) which have been fully funded. In addition, the Partnership purchased $5.9 million of common stock of Alkermes which was distributed to its Partners in 1993 and 1994.

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

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership has received warrants to purchase shares of common stock of the Sponsor Companies. At March 31, 1997, the market price per common share of Cygnus exceeded the exercise price per share of the warrant and, accordingly, the Partnership recorded this warrant as an investment with a carrying value equal to the intrinsic value which approximates fair value (see Note 3). At March 31, 1997, the Partnership owned the following warrants:

                                        NUMBER OF SHARES        EXERCISE                                3/31/97
                                           THAT CAN BE           PRICE              EXERCISE         MARKET PRICE
                                            PURCHASED          PER SHARE             PERIOD           PER SHARE*
                                            ---------          ---------             ------           ----------
Cayenne Software, Inc. (A)                  193,000             $  16.19        Current to 6/97        $   4.250

Cygnus, Inc. (B)                            255,000             $   9.90        Current to 9/97        $  13.625

* The share prices of these technology companies are generally highly volatile and the shares are often thinly traded. The market prices indicated as of March 31, 1997 may not be indicative of the ultimate values, if any, that may be realized by the Partnership.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)



                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



7.  LEGAL PROCEEDING

      On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor is required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor, however, has taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor has no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership is seeking to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors. There can be no assurance that the Partnership's claim will be successful.

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

      The parties in these suits are currently considering ways and means to resolve the issues without further litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital decreased from $3.1 million at December 31, 1996, to $2.7 million at March 31, 1997, resulting from the recognition of income of $4.6 million for the three months ended March 31, 1997 (as more fully explained in Results of Operations below) offset by a cash distribution to the Partners of $5.0 million.

      The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at March 31, 1997 and December 31, 1996, were $1.0 million and $0.9 million, respectively. The increase of $0.1 million was due primarily to proceeds received from the sale of a Project of $3.3 million and the sale of an investment of $1.0 million plus distributions received from a Project of $0.8 million offset, in part, by a cash distribution of $5.0 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

      Net income for the quarter ended March 31, 1997 was $4.6 million as compared to a net loss of $0.5 million for the quarter ended March 31, 1996. The favorable variance of $5.1 million resulted from an increase in revenues of this amount.

      Revenues for the quarters ended March 31, 1997 and 1996 were $4.7 million and $(0.4) million, respectively. The increase of $5.1 million was due primarily to increases of $4.4 million in income from product development projects and $0.5 million in a gain on the sale of an investment plus a decrease in unrealized depreciation of investments of $0.2 million. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment of $3.3 million and the right to receive future payments based upon sales of certain products developed by CP III. In addition, as of March 31, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $1.1 million. During the quarter ended March 31, 1997, the Partnership sold its warrant to purchase 200,000 shares of OEC with a carrying value equal to its intrinsic value as of December 31, 1996 of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Unrealized depreciation of investments and marketable securities for the quarters ended March 31, 1997 and 1996 was $0.2 million and $0.4 million, respectively. For the three months ended March 31, 1997, the Partnership recognized unrealized depreciation of $0.2 million with respect to its warrant to purchase 255,000 common shares of Cygnus. The market value of the shares decreased from $14.50 per share as of December 31, 1996 to $13.625 per share at March 31, 1997. As of March 31, 1996, the Partnership recognized unrealized depreciation of $0.4 million on its warrant to purchase 300,000 Cygnus shares to reflect a decrease in the market value of Cygnus stock from $22.375 at December 31, 1995 to $20.875 at March 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

           ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT
           CORPORATION III

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996.

           IN RE:  PAINEWEBBER PARTNERSHIP LITIGATION

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996. In March 1997, the United States District Court for the Southern District of New York (the "District Court") approved a definitive settlement agreement and plan of allocation signed in July 1996 as fair and reasonable. One investor, who had objected to the settlement in the District Court, has appealed to the United States Court of Appeals for the Second Circuit from the District Court's approval of the settlement.

           ACTION AGAINST AMGEN BOULDER, INC.

                 Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996. In February 1997, the parties announced a proposed settlement of this action, pursuant to which the defendants would pay $14,550,000, less attorney's fees and costs, to class members, and the limited partners' interests in Synergen Clinical Partners, L.P. ("SCP") would be terminated. The settlement is conditioned on, among other things, the approval of two-thirds of the current limited partnership interests in SCP and final court approval. The General Partner has concluded that the proposed settlement is inadequate and not in the best interests of the Partnership. Accordingly, the General Partner, on behalf of the Partnership, intends to oppose the proposed settlement.

ITEM 5.    OTHER INFORMATION

                 Effective December 10, 1996, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None.

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


                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai/s/
                         ---------------------------------
                         Dhananjay M. Pai
                         President



                  By:    Anthony M. DiIorio/s/
                         ---------------------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer




* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.