Form 10-Q
period 1997-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 1997-08-14
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


             (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 1997
                                       or
             ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______



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




      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] [No]

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS



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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)


                                    Form 10-Q
                                  June 30, 1997



                                Table of Contents

PART I.     FINANCIAL INFORMATION                                      Page

Item 1.     Financial Statements

            Statements of Financial Condition (unaudited)                2
            at June 30, 1997 and December 31, 1996

            Statements of Operations
            (unaudited) for the three months and six months
            ended June 30, 1997 and 1996                                 3

            Statement of Changes in Partners' Capital
            (unaudited) for the six months ended
            June 30, 1997                                                4

            Statements of Cash Flows
            (unaudited) for the six months ended
            June 30, 1997 and 1996                                       5

            Notes to Financial Statements
            (unaudited)                                                 6-12

Item 2.     Management's Discussion and Analysis of Financial          13-14
            Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                          15-16

Item 6.     Exhibits and Reports on Form 8-K                             16

            Signatures                                                   17

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

Item 1.    Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)
                                                        June 30,            December 31,
                                                          1997                  1996
                                                     -------------        --------------
Assets:
     Cash                                            $       6,998        $        5,028

     Marketable securities, at market value              1,139,796               899,197

     Investments, at fair value                          1,874,252             1,633,000

     Due from product development project                  900,000                    --

     Advances to product development projects                   --               135,519

     Royalty income receivable                               6,600               774,834
                                                     -------------        --------------
Total assets                                         $   3,927,646        $    3,447,578
                                                     =============        ==============


Liabilities and partners' capital:

     Due to product development project               $         --        $     297,000

     Accrued liabilities                                    75,725               97,188

     Partners' capital                                   3,851,921            3,053,390

                                                       -----------         ------------
Total liabilities and partners' capital               $  3,927,646        $   3,447,578
                                                      ============        =============


See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended June 30,                       1997           1996
                                                     -----------    -----------
Revenues:
     Interest income                                 $    21,351    $     9,118
     Income from product development projects            693,322        176,735
     Unrealized appreciation (depreciation) of
       investments and marketable securities             925,950     (1,520,000)
     Realized loss on sale of investments and
       marketable securities                                --          (44,094)
                                                     -----------    -----------
                                                       1,640,623     (1,378,241)
                                                     -----------    -----------
Expenses:
     Management fee                                         --           68,505
     General and administrative costs                     44,887         41,519
                                                     -----------    -----------
                                                          44,887        110,024
                                                     -----------    -----------

Net income (loss)                                    $ 1,595,736    $(1,488,265)
                                                      ===========    ===========

Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)         $    191.33    $   (178.44)
     General partner                                 $ 15,957.36    $(14,882.65)




For the six months ended June 30,                         1997           1996
                                                     -----------    -----------
Revenues:
     Interest income                                 $    56,322    $    21,111
     Income from product development projects          5,053,100        205,487
     Unrealized appreciation (depreciation) of
      investments and marketable securities              688,127     (1,955,300)
     Realized gain (loss) on sale of  investments and
      marketable securities                              540,000        (53,421)
                                                     -----------    -----------
                                                       6,337,549     (1,782,123)
                                                     -----------    -----------

Expenses:
     Expenditures under product development
      projects                                            20,483          --
     Management fee                                         --          137,010
     General and administrative costs                     97,273        103,328
                                                      ----------     ----------
                                                         117,756        240,338
                                                      ----------     ----------

Net income (loss)                                   $  6,219,793     (2,022,461)
                                                      ==========     ===========

Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)        $     745.74    $   (242.49)
     General partner                                $  62,197.93    $(20,224.61)


See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)
                                             Limited         General
For the six months ended June 30, 1997       Partners        Partner         Total
                                            ----------     ----------     -----------


Balance at January 1, 1997                  $ 3,018,776    $    34,614    $ 3,053,390

Net income                                    6,157,595         62,198      6,219,793
Cash distribution to partners                (5,367,050)       (54,212)    (5,421,262)

                                            ===========    ===========    ===========
Balance at June 30, 1997                    $ 3,809,321    $    42,600    $ 3,851,921
                                            ===========    ===========    ===========


See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the six months ended June 30,                                               1997           1996
                                                                            -----------    -----------
Cash flows from operating activities:
Net income  (loss)                                                          $ 6,219,793    $(2,022,461)
Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
Unrealized (appreciation) depreciation of
  investments and marketable securities                                        (688,127)     1,955,300
Expenditures under product development projects                                  20,483           --

(Increase) decrease in operating assets:
  Marketable securities                                                        (253,724)       (13,106)
  Investments                                                                   460,000         49,126
  Due from product development project                                         (900,000)          --
  Interest receivable                                                              --            5,518
  Advances to product development projects                                      115,036         23,290
  Royalty income receivable                                                     768,234         10,455

Decrease in operating liabilities:
  Due to product development project                                           (297,000)          --
  Accrued liabilities                                                           (21,463)        (9,428)
                                                                            -----------    -----------
Cash provided by (used for) operating activities                              5,423,232         (1,306)
                                                                            -----------    -----------

Cash flows from financing activities:
  Distributions to partners                                                  (5,421,262)          --
                                                                            -----------    -----------

Increase (decrease) in cash                                                       1,970         (1,306)

Cash at beginning of period                                                       5,028          5,858
                                                                            -----------    -----------
Cash at end of period                                                       $     6,998    $     4,552

                                                                            ===========    ===========



Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1997 and 1996.


See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

17



1.    Organization and Business


      The financial information as of and for the periods ended June 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1997.

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

      The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. In connection with product development projects (the "Projects"), the Partnership obtained warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5). In addition, the Partnership invested as a limited partner in product development limited partnerships. Such partnerships were formed to develop specific, new products through contracts with Sponsor Companies. The Sponsor Companies conduct the Projects and affiliates of the Sponsor Companies serve as general partners of the partnerships. As such, the Partnership has been engaged in diverse Projects including product development contracts, participation in other partnerships and investments in securities of the Sponsor Companies.

(Note 1 Continued)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                                                         Limited      General
                                                                                        Partners      Partners
                                                                                        --------      --------

     I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at
        7% per annum for each Unit sold at the Initial Closing (6% per annum for each subsequent Unit sold up to the 5,000th Unit and 5% per annum for each
        Unit sold thereafter) ("Contribution Payout").................................     99%            1%

    II. After Contribution Payout and until the value of the aggregate
        distributions for each Unit equals $50,000 ("Final Payout")...................     80%           20%

   III. After Final Payout............................................................     75%           25%


      For the six months ended June 30, 1997, the Partnership made cash distributions totaling $5,421,262 ($650 per Unit; $54,212 to the General Partner). At June 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $2,516 and $7,206 per Unit, respectively.

      Effective December 10, 1996, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as of the result of the laws of descent and distribution and by operation of law (see note 8 - Subsequent Events).

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

(Note 2 Continued)

      The Partnership invests in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership expenses product development costs when incurred by the Sponsor Companies and such costs are reflected as expenditures under product development projects in the accompanying Statements of Operations. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income is earned.

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

3.    Marketable Securities and Investments

      Marketable Securities:


      The Partnership held the following marketable securities:


                                                           June 30, 1997                     December 31, 1996
                                                    -----------------------------       ----------------------------
                                                      Market             Cost            Market             Cost
                                                    -----------       -----------       -----------      -----------
Money market fund                                   $ 1,052,821       $ 1,052,821       $   799,097      $   799,097
Centocor, Inc. common stock (2,800 shares)               86,975            37,324           100,100           37,324
                                                    -----------       -----------       -----------      -----------
                                                    $ 1,139,796       $  1,090,145      $   899,197      $   836,421
                                                    ===========       ============      ===========      ===========


      In June 1996, the Partnership sold 11,867 shares of Cygnus, Inc. ("Cygnus") with carrying values as of March 31, 1996 and December 31, 1995 of $247,724 ($20.875 per share) and $265,525 ($22.375 per share), respectively.
Proceeds, net of commissions, were $203,630 resulting in a loss upon the sale for the three months and six months ended June 30, 1996 of $44,094 and $61,895, respectively. In February 1996, the Partnership exercised its warrant to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At June 30, 1997, Centocor common stock had a market value of $31.0625 per share as compared to $35.75 per share at December 31, 1996. Accordingly, the Partnership recognized unrealized depreciation of $13,125 for the six months ended June 30, 1997.

(Note 3 Continued)

Investments:

      The Partnership held the following investments:

                                                                        June 30, 1997            December 31, 1996
                                                                        -------------            -----------------
Cygnus, Inc.
     Warrant to purchase:          255,000 common shares                $ 1,874,252               $ 1,173,000

OEC Medical Systems, Inc.
     Warrant to purchase:          200,000 common shares                        ---                    460,000
                                                                        -----------                -----------
                                                                        $ 1,874,252                $ 1,633,000
                                                                        ===========                ===========

      The Partnership records its warrant to purchase common shares of Cygnus (with an exercise price of $9.90 per share) as an investment with a carrying value equal to its intrinsic value (which approximates fair value) -- (see Note
5). The market value of Cygnus stock as of June 30, 1997, was $17.25 per share as compared to a market value of $13.625 and $14.50 per share as of March 31, 1997 and December 31, 1996, respectively. Accordingly, the Partnership recognized unrealized appreciation on its warrant to purchase 255,000 Cygnus shares of $924,375 and $701,252 for the three months and six months ended June 30, 1997, respectively. At December 31, 1996, the market value of OEC Medical Systems, Inc. ("OEC") stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in a warrant to purchase 200,000 OEC shares at its intrinsic value of $460,000. During the six months ended June 30, 1997, the Partnership sold its OEC warrant for proceeds of $1,000,000 and recognized a gain in the amount of $540,000. At June 30, 1996, the Partnership recorded its investment in a warrant to purchase 300,000 Cygnus shares (45,000 shares were subsequently exercised and sold by the Partnership during 1996) at a market value of $15.25 per share as compared to carrying values of $20.875 and $22.375 per share at March 31, 1996 and December 31, 1995, respectively. Accordingly, the Partnership recognized unrealized depreciation of $1,687,500 and $2,137,500 for the three months and six months ended June 30, 1996, respectively. In addition, as of June 30, 1996, the market value of OEC stock exceeded the exercise price of the Partnership's warrant resulting in an intrinsic value of $0.925 per share. Accordingly, the Partnership recognized unrealized appreciation on its warrant in the amount of $185,000 for the periods ended June 30, 1996.


 4.  Related Party Transactions

      The Manager received an annual management fee for management and administrative services provided to the Partnership. The management fee was payable quarterly in advance and was adjusted annually on the first day of each fiscal year in an amount proportionate to the increase in the prior year in the Consumer Price Index published by the United States Department of Labor. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the Manager were $68,505 and $137,010 for the three months and six months ended June 30, 1996, respectively.

      The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

(Note 4 Continued)

      PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same Projects as the Partnership.

5.  Product Development Projects

        The Partnership entered into nine Projects (Cayenne Software, Inc. (formerly Cadre Technologies Inc.); Centocor Partners III, L.P. ("CP III"); Compression Labs, Incorporated; Cygnus; FOCUS Surgery Inc. (formerly Focal Surgery, Inc.); Genentech Clinical Partners IV, L.P.; Genzyme Development Partners, L.P.; Rogers Corporation; and Synergen Clinical Partners, L.P.) which have been fully funded. In addition, the Partnership purchased $5.9 million of common stock of Alkermes which was distributed to its Partners in 1993 and 1994.

      On January 31, 1996, Genzyme Corporation ("Genzyme") made a $93 million offer (the "Offer") to the general partner of Genzyme Development Partners, L.P. ("GDP") (of which the Partnership owns a limited partnership interest) to acquire the assets of GDP in exchange for common shares of Genzyme. The Offer was made in lieu of Genzyme's existing option to purchase the outstanding partnership interests in GDP for a lump-sum cash payment and certain future royalty payments. On May 6, 1996, Genzyme withdrew its Offer to purchase the assets of GDP.

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and will receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the six months ended June 30, 1997, the Partnership received and/or accrued income from CP III in the amount of $5,035,695 which has been included in the accompanying Statements of Operations.

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

      At June 30, 1997, the Partnership owned a warrant to purchase 255,000 shares of Cygnus at an exercise price of $9.90 per share with an excercise period expiring in September 1997. Since the market price per share at June 30, 1997, of $17.25 exceeded the exercise price per share the Partnership has recorded this investment at its intrinsic value which approximates fair value (see Note 3). The Partnership's warrant to purchase 193,000 shares of
Cayenne Software, Inc. at an exercise price of $16.19 per share expired in June 1997. The Partnership did not exercise the warrant since the market price of the stock never exceeded the exercise price of the warrant.

6.  Income Taxes

      The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.

7.  Legal Proceeding

      On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor had taken the position that only $500,000 of the $100 million had to be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

      Centocor answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses and third-party claims against PWG, PWDC and PWI.

      In April and July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against two of PWDC's nominees to the CDC III Board of Directors. On July 12, 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should by the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. Mr. Abdo and Centocor also moved to disqualify the Partnership. In January 1997, the Court granted, in part, Mr. Abdo's motion to amend his complaint to assert claims against the PWDC nominees. The Court has not ruled on the motions to disqualify.

       In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan.

      The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on 6.5% of the first sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. Depending upon the future success of ReoPro, PWDC believes that the adjustments will result in an increase over what Centocor would have paid in the absence of the litigation and settlement. In any event, the agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro.

      On June 27, 1997, the Court entered an order: preliminarily approving the settlement; providing for notice to a class consisting of all holders of CP III Class A and C limited partnership interests as of the

(Note 7 Continued)

close of business on January 31, 1997, and all holders of CP III Class B limited partnership interests as of the close of business on May 31, 1997, and their transferees, successors, and assigns, other than defendants; and designating the Partnership's counsel as counsel for the class. The Court also scheduled a hearing for September 4, 1997, to determine whether the proposed settlement should be approved.

      Mr. Abdo's counsel has stated that he intends to object to the proposed settlement because, among other things, it would release alleged claims against the PWDC nominees.

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the Court may award legal fees and expenses to the Partnership's counsel to be paid out of the CP III recovery. Counsel for the Partnership has stated that they intend to apply to the Court for an award of fees and expenses in an amount up to $1.5 million. Counsel for Mr. Abdo has stated that he intends to object to any such application, and, if the settlement is approved, will himself apply for an award of fees and expenses. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership on a pro rata basis.

8. Subsequent Event

      Effective July 21, 1997, the General Partner removed the previously imposed restrictions on the transferability of Units to permit, subject to the approval of the General Partner, transfers in addition to those that occur as a result of the laws of descent and distribution or by operation of law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      Partners' capital increased from $3.1 million at December 31, 1996, to $3.9 million at June 30, 1997, resulting from the recognition of income of $6.2 million for the six months ended June 30, 1997 (as more fully explained in Results of Operations below) offset by cash distributions to the Partners of $5.4 million.

      The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at June 30, 1997 and December 31, 1996, were $1.2 million and $0.9 million, respectively. The increase of $0.3 million was due primarily to proceeds received from a Project of $5.0 million and the sale of an investment for proceeds of $1.0 million offset by a cash distribution of $5.4 million and a payment to a Project of $0.3 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's investments.

Results of Operations

Three months ended June 30, 1997 compared to the three months ended
June 30, 1996:

      Net income for the quarter ended June 30, 1997 was $1.6 million as compared to a net loss of $1.5 million for the quarter ended June 30, 1996. The favorable variance of $3.1 million resulted from an increase in revenues of $3.0 million and a decrease in expenses of $0.1 million.

      Revenues for the quarters ended June 30, 1997 and 1996 were $1.6 million and $(1.4) million, respectively. The increase of $3.0 million was due primarily to an increase in unrealized appreciation of investments and marketable securities of $2.4 million and an increase of $0.5 million in income from product development projects. Unrealized appreciation (depreciation) of investments and marketable securities for the quarters ended June 30, 1997 and 1996 was $0.9 million and $(1.5) million, respectively. At June 30, 1997, the market value per share of Cygnus stock was $17.25 as compared to $13.625 at March 31, 1997. Accordingly, the Partnership recognized unrealized appreciation of $0.9 million on its warrant to purchase 255,000 shares. As of June 30, 1996, the Partnership recognized unrealized depreciation of $1.7 million on its warrant to purchase 300,000 Cygnus shares to reflect a decrease in market value from $20.875 per share at March 31, 1996 to $15.25 per share as of June 30, 1996. In addition, as of June 30, 1996, the market price of OEC of $13.625 per share exceeded the exercise price of the Partnership's warrant to purchase 200,000 OEC shares in the amount of $12.70 per share. The Partnership recorded the warrant at its intrinsic value of $0.2 million and, accordingly, recognized unrealized appreciation of this amount. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership) for an initial payment plus the right to receive quarterly future payments based upon sales of certain products developed by CP
III. For the quarter ended June 30, 1997, the Partnership accrued income due from CP III in the amount of $0.7 million. For this same period in 1996 the Partnership accrued income from product development projects of $0.2 million.

      The decrease in expenses of $0.1 million was a result of the Manager's decision to discontinue the management fee charged to the Partnership as of July 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six months ended June 30, 1997 compared to the six months ended June 30, 1996:

      Net income (loss) for the six months ended June 30, 1997 and 1996 was $6.2 million and $(2.0) million, respectively. The favorable variance of $8.2 million resulted in an increase in revenues of $8.1 million and a decrease in expenses of $0.1 million (see Results of Operations - three months ended June 30, 1997 compared to the three months ended June 30, 1996).

      Revenues for the six months ended June 30, 1997 and 1996 were $6.3 million and $(1.8) million respectively. The increase of $8.1 million was due primarily to increases of $4.9 million in income from product development projects; $0.6 million in gain on the sale of investments and marketable securities; and unrealized appreciation of investments of $2.6 million. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment and the right to receive future payments based upon sales of certain products developed by CP III. For the six months ended June 30, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $5.1 million. During the same period in 1996 the Partnership accrued income from product development projects of $0.2 million. During the six months ended June 30, 1997, the Partnership sold its warrant to purchase 200,000 shares of OEC for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Unrealized appreciation (depreciation) of investments and marketable securities for the six months ended June 30, 1997 and 1996 was $0.7 million and $(1.9) million, respectively. For the six months ended June 30, 1997, the Partnership recognized unrealized appreciation of $0.7 million with respect to its warrant to purchase 255,000 common shares of Cygnus. The market value of the shares increased from $14.50 per share as of December 31, 1996 to $17.25 per share at June 30, 1997. As of June 30, 1996, the
Partnership recognized unrealized depreciation of $2.1 million on its warrant to purchase 300,000 Cygnus shares to reflect a decrease in the market value per share of Cygnus stock from $22.375 at December 31, 1995 to $15.25 at June 30, 1996. In addition the Partnership recognized unrealized appreciation of $0.2 million on its warrant to purchase OEC shares.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

           Action Against Centocor, Inc. and Centocor Development
           Corporation III

                 Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997. In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate:
            $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan.

                 The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million, of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million and 3.25% of foreign end-sales revenues. Depending upon the future success of ReoPro, PWDC believes that the adjustments will result in an increase over what Centocor would have paid in the absence of the litigation and settlement. In any event, the agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro.

                 On June 27, 1997, the Court entered an order: preliminarily approving the settlement; providing for notice to a class consisting of all holders of CP III Class A and C limited partnership interests as of the close of business on January 31, 1997, and all holders of CP III Class B limited partnership interests as of the close of business on May 31, 1997, and their transferees, successors, and assigns, other than defendants; and designating the Partnership's counsel as counsel for the class. The Court also scheduled a hearing for September 4, 1997, to determine whether the proposed settlement should be approved.

                 Counsel for John E. Abdo, another limited partner of CP III, has stated that he intends to object to the proposed settlement because, among other things, it would release alleged claims against the PWDC nominees.

           In re:  PaineWebber Partnership Litigation

                  Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

           Action Against Amgen Boulder, Inc.

                  Information regarding this action was disclosed on the
            Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997. In February 1997, the parties announced a proposed settlement of this action, pursuant to which the defendants would pay $14,550,000, less attorney's fees and costs, to class members, and the limited partners' interests in Synergen Clinical Partners, L.P. ("SCP") would

Item 1.    Legal Proceedings

           be terminated. The settlement was conditioned on, among other things, the approval of two-thirds of the current limited partnership interests in SCP and final court approval. The General Partner concluded that the proposed settlement was inadequate and not in the best interests of the Partnership. Accordingly, the General Partner, on behalf of the Partnership, objected to the proposed settlement.

                 On June 19, 1997, the parties and the General Partner advised the Court that they had reached an agreement in principle to supplement the proposed settlement and to resolve the Partnership's objection. The agreement in principle was subject to final documentation. The court ordered that such documentation be filed by July 3, 1997. On July 3, 1997, the parties informed the court that they had been unable to reach agreement on final documentation.

Item 6.    Exhibits and Reports on Form 8-K.

           a)    Exhibits:

                 None

           b)    Reports on Form 8-K:

                 On July 29, 1997 the Partnership filed a current report on Form
            8-K relating to the General Partner's removal of the restrictions on the transferability of Units to permit, subject to the approval of the General Partner, transfers in additions to those that occur as a result of the laws of descent and distribution on by operation of law.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1997.

                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai/s/
                         ------------------
                         Dhananjay M. Pai
                         President*



                  By:    Anthony M. DiIorio/s/
                         --------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1997.


                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    Dhananjay M. Pai/s/
                         ------------------
                         Dhananjay M. Pai
                         President*



                  By:    Anthony M. DiIorio/s/
                         --------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*








* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.