Form 10-Q
period 1997-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 1997-11-14
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______



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

       Registrant's telephone number, including area code: (212) 713-2000

                             ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                             ----------------------

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS



      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of PaineWebber R&D Partners II, L.P. or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies (hereinafter defined) having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence of PaineWebber R&D Partners II, L.P. on the skills of certain scientific personnel; and the dependence of PaineWebber R&D Partners II, L.P. on the General Partner (hereinafter defined).

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                               SEPTEMBER 30, 1997



                                           Table of Contents

PART I.   FINANCIAL INFORMATION                                    Page

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at           2
          September 30, 1997 and December 31, 1996

          Statements of Operations
          (unaudited) for the three months and nine months
          ended September 30, 1997 and 1996                          3

          Statement of Changes in Partners' Capital
          (unaudited) for the nine months
          ended September 30, 1997                                   4

          Statements of Cash Flows
          (unaudited) for the nine months
          ended September 30, 1997 and 1996                          5

          Notes to Financial Statements
          (unaudited)                                                6-12

Item 2.   Management's Discussion and Analysis of Financial         13-14
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         15-16

Item 5.   Other Information                                         16

Item 6.   Exhibits and Reports on Form 8-K                          16

          Signatures                                                17

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                September 30,      December 31,
                                                    1997               1996
--------------------------------------------------------------------------------
Assets:

     Cash                                        $    6,999         $    5,028

     Marketable securities, at market value         145,731            899,197

     Investments, at fair value                   5,036,252          1,633,000

     Due from product development project           886,544               --

     Advances to product development projects          --              135,519

     Royalty income receivable                        6,001            774,834
                                                 ----------         ----------
Total assets                                     $6,081,527         $3,447,578
                                                 ==========         ==========

Liabilities and partners' capital:

     Due to product development project          $     --           $  297,000

     Accrued liabilities                            156,876             97,188

     Partners' capital                            5,924,651          3,053,390
                                                 ----------         ----------
Total liabilities and partners' capital          $6,081,527         $3,447,578
                                                 ==========         ==========
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                 1997           1996
--------------------------------------------------------------------------------
Revenues:
     Interest income                                 $    14,984    $    15,290
     Income from product development projects          1,499,381        280,128
     Realized gain from sale of product
       development projects                                 --          552,001
     Unrealized  appreciation of  investments
      and marketable securities                          683,701        393,250
                                                     -----------    -----------
                                                       2,198,066      1,240,669
                                                     -----------    -----------

Expenses:
     General and administrative costs                    125,335         46,878
                                                     -----------    -----------

Net income                                           $ 2,072,731    $ 1,193,791
                                                     ===========    ===========

Net income per partnership unit:
     Limited partners (based on 8,257 units)         $    248.52    $    143.13
     General partner                                 $ 20,727.31    $ 11,937.91


--------------------------------------------------------------------------------
For the nine months ended September 30,                  1997           1996
--------------------------------------------------------------------------------
Revenues:
     Interest income                                 $    71,305    $    36,400
     Income from product development projects          6,552,481        485,615
     Realized gain on sale of product
      development projects                                  --          552,001
     Unrealized appreciation (depreciation) of
      investments and marketable securities            1,371,828     (1,562,050)
     Realized gain  (loss) on sale of
        investments and marketable securities            540,000        (53,421)
                                                     -----------    -----------
                                                       8,535,614       (541,455)
                                                     -----------    -----------

Expenses:
     Expenditures under product development
      projects                                            20,483           --
     Management fee                                         --          137,010
     General and administrative costs                    222,608        150,207
                                                     -----------    -----------
                                                         243,091        287,217
                                                     -----------    -----------
Net income (loss)                                    $ 8,292,523    $  (828,672)
                                                     ===========    ===========

Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)         $    994.26    $    (99.36)
     General partner                                 $ 82,925.23    $ (8,286.72)
--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

For the nine months ended                Limited        General
September 30, 1997                       Partners       Partner         Total
--------------------------------------------------------------------------------
Balance at January 1, 1997             $ 3,018,776     $ 34,614     $ 3,053,390

Net income                               8,209,598       82,925       8,292,523
Cash distributions                      (5,367,050)     (54,212)     (5,421,262)
                                       -----------     --------     -----------
Balance at September 30, 1997          $ 5,861,324     $ 63,327     $ 5,924,651
                                       ===========     ========     ===========


See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,                  1997            1996
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income  (loss)                                   $ 8,292,523    $  (828,672)
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
Unrealized  (appreciation) depreciation of
  investments and marketable securities               (1,371,828)     1,562,050

Decrease (increase) in operating assets:
  Marketable securities                                  753,466        861,996
  Investments                                         (2,031,424)        49,126
  Interest receivable                                       --            5,518
  Due from product development project                  (886,544)          --
  Advances to product development projects               135,519         28,866
  Royalty income receivable                              768,833         10,158

(Decrease) increase in operating liabilities:
  Due to product development project                    (297,000)          --
  Accrued liabilities                                     59,688        (23,901)
                                                     -----------    -----------
Cash provided by operating activities                  5,423,233      1,665,141
                                                     -----------    -----------

Cash flows from financing activities:
  Distributions to partners                           (5,421,262)    (1,666,024)
                                                     -----------    -----------

Increase (decrease) in cash                                1,971           (883)

Cash at beginning of period                                5,028          5,858
                                                     -----------    -----------

Cash at end of period                                $     6,999    $     4,975
                                                     ===========    ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1997 and 1996.
--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS


      The financial information as of and for the periods ended September 30, 1997 and 1996 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1997, are not necessarily indicative of results to be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1996, and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 1997.

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

     The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which are expected to address significant market opportunities. The Partnership has been engaged in diverse product development projects (the "Projects") including product development contracts, participation in other partnerships and investments in securities of the Sponsor Companies. Once the product development phase is completed, the Sponsor Companies have the option to license and commercialize the products resulting from the product development project, and the Partnership has the right to receive payments based upon the sale of such products. The Partnership obtained warrants to purchase the common stock of Sponsor Companies. These warrants have the potential to provide additional capital appreciation to the Partnership which is not directly dependent upon the outcome of the Projects (see Note 5).

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                         LIMITED    GENERAL
                                                         PARTNERS   PARTNER
                                                         --------   -------
I.   Until the value of the aggregate
     distributions for each limited partnership
     unit ("Unit") equals $10,000 plus simple
     interest on such amount accrued at 7% per
     annum for each Unit sold at the Initial
     Closing (6% per annum for each subsequent
     Unit sold up to the 5,000th Unit and 5% per
     annum for each Unit sold thereafter)
     ("Contribution Payout")........................        99%        1%

II.  After Contribution Payout and until the value
     of the aggregate distributions for each Unit
     equals $50,000 ("Final Payout")..............          80%       20%

III. After Final Payout...........................          75%       25%

      For the nine months ended September 30, 1997, the Partnership made cash distributions totaling $5,421,262 ($650 per Unit; $54,212 to the General Partner). At September 30, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $2,516 and $7,206 per Unit, respectively.

      Effective August 18, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as of the result of the laws of descent and distribution or by operation of law (see Note 8 - Subsequent Events).

         On August 15,1997, BioRoyalties, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd., commenced a tender offer to purchase any and all Units at a price per Unit of $3,650, net to the seller in cash and subject to reduction for certain distributions (as hereafter amended, the "Tender Offer") (see Note 8 - Subsequent Events).

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

3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES:


      The Partnership held the following marketable securities:

                                      SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                      ------------------     -----------------
                                      MARKET        COST      MARKET     COST
                                      ------        ----      ------     ----

Money market fund                  $   12,555   $   12,555   $799,097   $799,097
Centocor, Inc.
     (2,800 common shares)            133,176       37,324    100,100     37,324
                                   ----------   ----------   --------   --------
                                   $  145,731   $   49,879   $899,197   $836,421
                                   ==========   ==========   ========   ========

      In February 1996, the Partnership exercised its warrant to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $37,324 ($13.33 per share). At September 30, 1997, Centocor common stock had a market value of $47.563 per share as compared to $31.0625 and $35.75 per share at June 30, 1997 and December 31, 1996, respectively. Accordingly, the Partnership recognized unrealized appreciation of $46,201 and $33,076 for the three months and nine months ended September 30, 1997.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

INVESTMENTS:

      The Partnership held the following investments:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
Cygnus, Inc.
                            255,000 common shares    $5,036,252       $       --
Cygnus, Inc.
     Warrant to purchase:   255,000 common shares            --        1,173,000
OEC Medical Systems, Inc.
     Warrant to purchase:   200,000 common shares            --          460,000
                                                     ----------       ----------
                                                     $5,036,252       $1,633,000
                                                     ----------       ----------


In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). At September 30, 1997, the market price per share was $19.75 as compared to $17.25 and $14.50 as of June 30, 1997 and December 31, 1996, respectively. Accordingly, the Partnership recognized unrealized appreciation for the three months and nine months ended September 30, 1997 of $637,500 and $1,338,750, respectively. During the nine months ended September 30, 1997, the Partnership sold its warrant to purchase shares of OEC Medical Systems, Inc. ("OEC") for proceeds of $1,000,000 and recognized a gain in the amount of $540,000. At December 31, 1996, the Partnership recorded its warrants to purchase common shares of Cygnus and OEC (with an exercise price of $12.70 per share) as investments with carrying values equal to their intrinsic values (which approximate fair value). At September 30, 1996, the Partnership recorded its investment in a warrant to purchase 300,000 Cygnus shares (45,000 shares were subsequently exercised and sold by the Partnership during 1996) at a market value of $17.125 per share as compared to carrying values of $15.25 and $22.375 per share at June 30, 1996 and December 31, 1995, respectively. Accordingly, the Partnership recognized unrealized appreciation of $562,500 and unrealized depreciation of $1,575,000 for the three months and nine months ended September 30, 1996, respectively.


4.  RELATED PARTY TRANSACTIONS

      Commencing July 1, 1996, the Manager elected to discontinue the quarterly management fee charged to the Partnership for management and administrative services. The management fees paid by the Partnership to the Manager in 1996 were $137,010.

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

5.  PRODUCT DEVELOPMENT PROJECTS

     Of the Partnership's nine original Projects, three are currently active:
Centocor Partners III, L.P. ("CP III"); Genzyme Development Partners, L.P.; and Synergen Clinical Partners, L.P.

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and will receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the three months and nine months ended September 30, 1997, the Partnership received and/or accrued income from CP III in the amounts of $1,493,324 and $6,529,019, respectively, which have been included in the accompanying Statements of Operations.

      On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS to Takai Hospital Supply Co. of the technology developed under the product development agreement between FOCUS and the Partnership free and clear of the Partnership's interests therein. In exchange, the Partnership received $562,000 and recognized a gain upon the sale of the technology for this amount for the periods ended September 30, 1996.

      If the Projects produce any product for commercial sale, the Sponsor Companies have the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. In September 1997, the Partnership exercised its warrant to purchase Cygnus shares (see Marketable Securities). The Partnership's warrant to purchase 193,000 shares of Cayenne Software, Inc. at an exercise price of $16.19 per share expired in June 1997. The Partnership did not exercise the warrant since, during the exercise period, the market price of the stock never exceeded the exercise price of the warrant. As of September 30, 1997, the Partnership held no warrants.

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

      The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. Depending upon the future success of ReoPro, PWDC believes that the adjustments may result in an increase over what Centocor would have paid in the absence of the litigation and settlement. In any event, the agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 7 CONTINUED)

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

      Mr. Abdo and Pharmaceutical Partners, L.P., another former limited partner of CP III, have objected to the proposed settlement. They have asserted, among other things, that the consideration is inadequate and that the proposed allocations of the consideration among the classes of former limited partners of CP III improperly favors the Partnership. On September 4, 1997, the Court held a hearing on the objections and reserved decision.

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

8. SUBSEQUENT EVENTS

      The Tender Offer expired on October 7, 1997.

      Effective October 8, 1997, the General Partner removed the previously imposed restrictions on transferability of Units to permit, subject to the approval of the General Partner, transfers in addition to those that occur as a result of the laws of descent and distribution or by operation of law.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital increased from $3.1 million at December 31, 1996, to $5.9 million at September 30, 1997, resulting primarily from the recognition of income of $8.3 million for the nine months ended September 30, 1997 (as more fully explained in Results of Operations below) offset by cash distributions to the Partners of $5.4 million.

      The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at September 30, 1997 and December 31, 1996, were $0.2 million and $0.9 million, respectively. The decrease of $0.7 million was due to proceeds received from a Project of $6.5 million and the sale of an investment for proceeds of $1.0 million offset by a cash distribution of $5.4 million; the exercise of a warrant for Cygnus common stock at a price of $2.5 million; and a payment to a Project of $0.3 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's investments.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED
------------------------------------------------------------------------
SEPTEMBER 30, 1996:
-------------------

      Net income for the quarters ended September 30, 1997 and 1996 was $2.1 million and $1.2 million, respectively. The favorable variance of $0.9 million resulted primarily from an increase in revenues of this amount.

      Revenues for the quarters ended September 30, 1997 and 1996 were $2.2 million and $1.3 million, respectively. The increase of $0.9 million was due primarily to an increase in unrealized appreciation of investments and marketable securities of $0.3 million and an increase of $1.2 million in income from product development projects and a decrease in realized gain from sale of product development projects of $0.6 million. Unrealized appreciation of investments and marketable securities for the quarters ended September 30, 1997 and 1996 was $0.7 million and $0.4 million, respectively. Unrealized appreciation for the three months ended September 30, 1997, was due primarily to an increase in the market value per share of Cygnus stock from $17.25 at June 30, 1997 to $19.75 as of September 30, 1997. Accordingly, the Partnership recognized unrealized appreciation of $0.6 million on its investment of 0.25 million shares. During the quarter ended September 30, 1996, the Partnership recognized unrealized appreciation of $0.6 million resulting from the increase in market value of Cygnus common stock from $15.25 per share at June 30, 1996 to $17.125 per share at September 30, 1996. For the same period, the Partnership recognized unrealized depreciation of $0.2 million attributable to the Partnership's investment in a warrant to purchase 0.2 million shares of OEC Medical Systems, Inc. resulting from the decline in the market value per share from $13.625 at June 30, 1996 to $12.50 at September 30, 1996. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership) for an initial payment plus the right to receive quarterly future payments based upon sales of certain products developed by CP III. For the quarter ended September 30, 1997, the Partnership accrued income due from CP III in the amount of $1.5 million. For this same period in 1996 the Partnership accrued income from product development projects of $0.3 million. For the three months ended September 30, 1996, the Partnership sold its interests in product development programs with FOCUS and CLI for proceeds of $0.6 million and recognized a gain from the sales of this amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 1996:
---------

      Net income (loss) for the nine months ended September 30, 1997 and 1996 was $8.3 million and $(0.8) million, respectively. The favorable variance of $9.1 million resulted primarily in an increase in revenues of $9.0 million.

      Revenues for the nine months ended September 30, 1997 and 1996 were $8.5 million and $(0.5) million, respectively. The increase of $9.0 million was due primarily to increases of $6.1 million in income from product development projects; $0.6 million in gain on the sale of investments and marketable securities; and unrealized appreciation of investments of $3.0 million offset by a decrease of $0.6 million in realized gain on sale of product development projects (see three months ended September 30, 1997 compared to three months ended September 30, 1996). On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment and the right to receive future payments based upon sales of certain products developed by CP
III. For the nine months ended September 30, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $6.6 million. During the same period in 1996 the Partnership accrued income from product development projects of $0.5 million. During the nine months ended September 30, 1997, the Partnership sold its warrant to purchase 200,000 shares of OEC for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Unrealized appreciation (depreciation) of investments and marketable securities for the nine months ended September 30, 1997 and 1996 was $1.4 million and $(1.6) million, respectively, resulting primarily from its investments in Cygnus. For the nine months ended September 30, 1997, the Partnership recognized unrealized appreciation of $1.3 million with respect to its investment of 0.25 million common shares of Cygnus. The market value of the shares increased from $14.50 per share as of December 31, 1996 to $19.75 per share at September 30, 1997. As of September 30, 1996, the Partnership recognized unrealized depreciation of $1.6 million on its warrant to purchase
0.3 million Cygnus shares to reflect a decrease in the market value per share of Cygnus stock from $22.375 at December 31, 1995 to $17.125 at September 30, 1996.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
-------    ------------------

           ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT
           ------------------------------------------------------
           CORPORATION III
           ---------------

               Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Forms 10-Q for the quarters ended March 31 and June 30, 1997. In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate:
          $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan.

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

                John E. Abdo and Pharmaceutical Partners, L.P., who are former limited partners of CP III, have objected to the proposed settlement. They have asserted, among other things, that the consideration is inadequate and that the proposed allocations of the consideration among the classes of former limited partners of CP III improperly favors the Partnership. On September 4, 1997, the Court held a hearing on the objections and reserved decision.

           IN RE:  PAINEWEBBER PARTNERSHIP LITIGATION
           ------  ----------------------------------

                Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Form 10-Q for the quarter ended March 31, 1997.

ITEM 1.    LEGAL PROCEEDINGS

           ACTION AGAINST AMGEN BOULDER, INC.
           ----------------------------------

                  Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1996 and the Partnership's Forms 10-Q for the quarters ended March 31 and June 30, 1997.

                  On June 19, 1997, the parties in the action advised the court that they had reached an agreement in principle to supplement the proposed settlement and to resolve the Partnership's objection to such proposed settlement. The agreement in principle was subject to final documentation. The court ordered that such documentation be filed by July 3, 1997. On July 3, 1997, the parties informed the court that they had been unable to reach agreement on final documentation. On July 24, 1997, the plaintiffs moved the court to enforce the settlement agreement. That motion was withdrawn, and the parties again sought to negotiate final documentation. To date the parties have not resolved their differences. On October 16, 1997, the plaintiffs re-noticed their motion to enforce the settlement agreement.

ITEM 5.    OTHER INFORMATION
-------    -----------------

                  Effective August 18, 1997, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. Effective October 8, 1997, the General Partner removed the restrictions on the transferability of Units subject to the consent of the General Partner.

                  On August 15,1997, BioRoyalties, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd., commenced a tender offer to purchase any and all Units at a price per Unit of $3,650, net to the seller in cash and subject to reduction for certain distributions (as hereafter amended, the "Tender Offer"). The Tender Offer expired on October 7, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
-------    ---------------------------------

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 1997.

                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)


                  By:    Dhananjay M. Pai/s/
                         -------------------------------
                         Dhananjay M. Pai
                         President*


                  By:    Anthony M. DiIorio/s/
                         -------------------------------
                         Anthony M. DiIorio
                         Principal Financial and Accounting Officer*













* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.