Form 10-K
period 1997-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 1998-03-31
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      -------------------------------------------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

       ------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


       ------------------------------------------------------------------


                                                        Name of each exchange on
      Title of each class                                   which registered
      -------------------                                   ----------------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       ------------------------------------------------------------------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

                             SPECIAL NOTE REGARDING
                           FORWARD LOOKING STATEMENTS


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Except for the historical information contained herein, the matters discussed herein are forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Partnership or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; fluctuations in the value of securities for which only a limited, or no, public market exists; dependence on the development of new technologies; dependence on timely development and introduction of new and competitively priced products; the need for regulatory approvals; the Sponsor Companies having insufficient funds to commercialize products to their maximum potential; the restructuring of Sponsor Companies; the dependence on the skills of certain scientific personnel; and the dependence of the Partnership on the General Partner.

                                     PART I

ITEM 1.     BUSINESS.

      PaineWebber R&D Partners II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership is to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies") which are expected to address significant market opportunities. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

      The Partnership has completely funded its ten Projects at an aggregate investment of $65.2 million. During the year ended December 31, 1997, the Partnership had ongoing Projects with Centocor, Inc., Genzyme Corporation and Amgen Boulder, Inc. (formerly, Synergen, Inc.). The remaining Projects have either terminated or are near termination. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to investments in Projects, as of December 31, 1997, the Partnership owned marketable securities as described in
Note 3 of the "Notes to the Financial Statements" on pages F-9 through F-16 included in this filing on Form 10-K.

      At a meeting of the Board of Directors of PWDC in January 1997, the Policy Regarding Requests for Partner Lists attached as Exhibit C was adopted for the Partnership.


PARTNERSHIP MANAGEMENT

      The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. An Advisory Board, which has acted as special advisor to the Manager, is periodically provided with updates regarding the status of the Partnership's Projects. (See Exhibit A for a brief biography of the current Advisory Board members). Fees and expenses of the Advisory Board are paid for by PWDC.

      Under the Management Contract, the Manager is entitled to receive an annual management fee for management and administrative services provided to the Partnership calculated pursuant to the provisions of the Management Contract. As of July 1, 1996, the Manager elected to discontinue charging the management fee for services rendered to the Partnership.


DISTRIBUTIONS

      All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

(ITEM 1 CONTINUED)

                                                                         Limited      General
                                                                         Partners     Partner
                                                                         --------     -------
  I.     Until the value of the aggregate distributions for each
         limited  partnership unit ("Unit") equals $10,000 plus
         simple interest on such amount accrued at 7% per annum for each Unit sold at  the Initial Closing (6% per annum for
         each subsequent Unit sold  up to the 5,000th Unit and 5%
         per annum for each Unit sold thereafter) ("Contribution
         Payout").  At December 31, 1997, Contribution Payout
         ranged from $14,250 per Unit to $17,175 per
         Unit............................................................   99%          1%

  II.    After Contribution Payout and until the value of the
         aggregate distributions for each Unit equals $50,000
         ("Final Payout")................................................   80%         20%

  III.   After Final Payout..............................................   75%         25%


      At December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $2,576 and $7,206 per Unit, respectively.


PROFIT AND LOSS ALLOCATION

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1997, the cumulative losses for the Partnership were $1,919 per Unit.


OTHER

      On August 15, 1997, BioRoyalties, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd., commenced a tender offer to purchase any and all Units at a cash price per Unit of $3,650, subject to reduction for certain distributions (as thereafter amended, the "Tender Offer"). Holders of 856.5 Units (representing approximately 10.4% of the total Units) tendered their interests pursuant to the Tender Offer.

      At December 31, 1997, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership is engaged in one primary business segment, the management of investments in technology products and companies.


ITEM 2.     PROPERTIES.

      The Partnership does not own or lease any office, manufacturing or laboratory facilities.

ITEM 3.     LEGAL PROCEEDINGS.


ACTION AGAINST CENTOCOR, INC.

      As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1996, the Partnership commenced a derivative action in the Chancery Court of Delaware (the "Court") in July 1995 against Centocor, Inc. ("Centocor") and Centocor Development Corporation III ("CDC III"), a wholly-owned subsidiary of Centocor, arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992.

      In 1987 and 1988, the Partnership and others purchased limited partnership interests in Centocor Partners III, L.P. ("CP III"), a limited partnership of which CDC III is the general partner, which was established to develop and sell CentoRx, a Centocor drug now known as ReoPro.

      In July 1992, Centocor entered into a set of agreements with Lilly for the stated purposes of Lilly making an equity investment in Centocor and furthering the testing and eventual distribution of Centoxin, another Centocor drug. Pursuant to those agreements, Lilly paid Centocor a total of $100 million and Centocor conveyed to Lilly, among other things, two million shares of Centocor common stock, exclusive marketing rights to Centoxin and an option to acquire exclusive marketing rights to ReoPro. In 1993, Lilly became the distributor of ReoPro.

      The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor, however, had taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

      Centocor answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses, and third-party claims against PWG, PWDC and PaineWebber Incorporated ("PWI").

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

      In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan. The Partnership will only receive its allocable share of these amounts if, and when, payments under the agreement are remitted by Centocor.

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

(ITEM 3 CONTINUED)

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

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the Court may award legal fees and expenses to the Partnership's counsel, and/or Mr. Abdo's counsel, to be paid out of the CP III recovery. Counsel for the Partnership has stated that they intend to apply to the Court for an award of fees and expenses in an amount up to $1.5 million. Counsel for Mr. Abdo has stated that he intends to object to any such application, and, if the settlement is approved, will himself apply for an award of fees and expenses. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria as outlined in the section entitled "Distributions" included in this filing on Form 10-K.


ACTION AGAINST AMGEN BOULDER, INC.

      In 1991, Synergen, Inc. (now Amgen Boulder, Inc.) formed Synergen Clinical Partners, L.P. ("SCP") to fund the research and development of Interleukin-Receptor Antagonist ("IL-lra") as a potential treatment of various inflammatory diseases, with an emphasis on sepsis and rheumatoid arthritis. The Partnership owns approximately 11% of the Class A limited partnership interests of SCP. Synergen, Inc. terminated its research and development program for sepsis in August 1994, and, in December 1994, Synergen, Inc. was acquired by Amgen Inc. ("Amgen"). Research into the potential use of IL-lra for rheumatoid arthritis is ongoing.

      In February 1995, a Class A limited partner commenced an action against the general partner of SCP and others, Johnson v. Amgen Boulder, Inc., No. C95-0204R (W.D. Wash.). The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for IL-lra, preclinical and clinical trial results, and the possibility of IL-lra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership.

(ITEM 3 CONTINUED)

      In February 1997, the parties announced a proposed settlement of the Johnson action, pursuant to which the defendants would pay $14.55 million, less attorney's fees and costs, to class members, and the limited partners' interests in SCP would be terminated. The settlement was conditioned on, among other things, the approval of two-thirds of the current limited partnership interests in SCP and final court approval.

      On May 8, 1997, PWDC, on behalf of the Partnership, objected to the proposed settlement and advised the parties that PWDC and the Partnership would not approve the settlement. Thereafter, PWDC entered into negotiations with Amgen and class counsel in an effort to improve the settlement.

      On December 2, 1997, the parties and PWDC entered into an agreement revising the proposed settlement. The agreement provided, among other things:
Amgen would increase the initial settlement payment to $16.5 million; class counsel would limit their request for attorney's fees and costs to $3.0 million; and Amgen would provide the class with rights to additional payments of $9.0 million (if the Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). The revised settlement was subject to final court approval.

      On January 16, 1998, the court granted final approval of the revised settlement. On January 26, 1998, the court awarded class counsel $3.0 million in fees and costs to be paid out of the initial settlement payment.


IN RE: PAINEWEBBER LIMITED PARTNERSHIP LITIGATION

      As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1996, PaineWebber Technologies II, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PWI and a number of its affiliates in the United States District Court for the Southern District of New York ("U.S. Court") relating to PWI's sale of approximately 50 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PWI signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties agreed to settle the case. Under a settlement, PWI agreed to pay the class $125 million and certain additional consideration. The additional consideration included the assignment of fees and income attributable to the general partnership interest in the Partnership as well as guarantees of certain minimum returns to class members. In March 1997, the U.S. Court approved the settlement as fair and that order was affirmed by the United States Court of Appeals for the Second Circuit in July 1997. Distribution of the settlement fund to the class awaits the U.S. Court's determination of the amount of plaintiffs' counsel's fees and disbursement to be awarded from the settlement fund.

      In February 1996, approximately 150 plaintiffs filed an action entitled ABBATE V. PAINEWEBBER INC. in Sacramento, California Superior Court against PWI and various affiliated entities, including the General Partner of the Partnership, concerning the plaintiffs' purchases of various limited partnership interests. The complaint alleged, among other things, that PWI and its related entities committed fraud and misrepresentation and breached fiduciary duties allegedly owed to the plaintiffs by selling or promoting limited partnership investments that were unsuitable for the plaintiffs and by overstating the benefits, understating the risks and failing to state material facts concerning the investments. The complaint sought compensatory damages of $15 million plus punitive damages. In June 1996, additional complaints similar to the ABBATE action, but involving fewer plaintiffs, were filed in Sacramento, San Diego and Arizona. In September 1996, the California Superior Court dismissed many of the ABBATE plaintiffs' claims as barred by the applicable statutes of limitation. Certain of the other complaints were also dismissed with prejudice while others remained pending. In March 1997, all of these actions were settled. The settlement had no effect on the Partnership or the General Partner.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.


      There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1997, there were 5,568 Limited Partners.

      The Partnership distributes to its Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy has been to distribute common stock (or cash from the sale of common stock) to the Partners once the restriction period on saleability has lapsed and market conditions are favorable. The Partnership's cash distributions to its Partners totaled $5,921,686 ($710 per Unit; $59,216 to the general partnership interest) for the year ended December 31, 1997. For the years ended December 31, 1996 and 1995, cash distributions to the Partners were $2,341,597 ($281 per Unit; $21,380 to the general partnership interest), and $1,084,252 ($130 per Unit; $10,842 to the general partnership interest), respectively. For the year ended December 31, 1995, the Partnership distributed 1,518,074 shares of Cygnus, Inc. ("Cygnus") common stock (182 shares per Unit; 15,300 shares to the general partnership interest) valued at $12,903,629 ($1,547 per Unit; $130,050 to the general partnership interest) on the date of distribution.


ITEM 6.     SELECTED FINANCIAL DATA.

      See the "Selected Financial Data" on Page F-2 in this filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

      Partners' capital at December 31, 1997 was $6.2 million compared to $3.0 million at December 31, 1996. The increase in partners' capital of $3.2 million was a result of net income from operations of $9.1 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $5.9 million.

      The Partnership's funds are invested in marketable securities and a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets at December 31, 1997, were $5.2 million compared to $0.9 million at December 31, 1996. The increase in liquid assets of $4.3 million is primarily due to (i) proceeds received from a Project of $7.2 million, (ii) the sale of an investment for proceeds of $1.0 million, and (iii) the exercise of a warrant and the classification, at market value, of the common shares as marketable securities for a net increase of $2.5 million offset by a cash distribution of $5.9 million and a payment to a Project of $0.3 million. The balance of working capital will be used for the payment of administrative costs related to the Partnership's business and future cash distributions to the Partners.

(ITEM 7 CONTINUED)


RESULTS OF OPERATIONS

      Year ended December 31, 1997 compared to the year ended December 31, 1996:

      Net income increased from $0.2 million for the year ended December 31, 1996 to $9.1 million for the year ended December 31, 1997. The increase of $8.9 million was attributable to an increase in revenues of this amount.

      Revenues for the years ended December 31, 1997 and 1996 were $9.5 million and $0.6 million, respectively. The increase of $8.9 million was due primarily to increases of $5.5 million in income from product development projects; $0.9 million in realized gain on the sale of investments and marketable securities; and change in unrealized appreciation of investments of $2.9 million offset by a decrease of $0.5 million in realized gain on sale of product development projects (see Results of Operations for the year ended December 31, 1996 compared to the year ended December 31, 1995). On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment and the right to receive future payments based upon sales of certain products developed by CP III. For the year ended December 31, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $7.4 million. During the same period in 1996 the Partnership accrued income from product development projects of $1.9 million. During the year ended December 31, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC Medical Systems, Inc. ("OEC") with a carrying value as of December 31, 1996, of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. During this same period in 1996, the Partnership sold its equity position in Cygnus and realized an aggregate loss of $0.4 million (see Results of Operations for the year ended December 31, 1996 compared to the year ended December 31, 1995). Unrealized appreciation (depreciation) of investments and marketable securities for the years ended December 31, 1997 and 1996 was $1.3 million and $(1.6) million, respectively, resulting primarily from its investments in Cygnus. For the year ended December 31, 1997, the Partnership recognized unrealized appreciation of $1.3 million with respect to its investment of 0.255 million common shares of Cygnus. The market value of the shares increased from $14.50 per share as of December 31, 1996 to $19.875 per share at December 31, 1997. As of December 31, 1996, the Partnership recognized unrealized depreciation of $1.6 million on a warrant to purchase Cygnus shares (see Results of Operations for the year ended December 31, 1996 compared to the year ended December 31, 1995).

      Expenses for the years ended December 31, 1997 and 1996 were comparable at $0.3 million each year.

      Year ended December 31, 1996 compared to the year ended December 31, 1995:

      Net income for the years ended December 31, 1996 and 1995 was $0.2 million and $6.4 million, respectively. The decrease of $6.2 million resulted from a decrease in revenues of $6.5 million offset by a decrease in expenses of $0.3 million.

      Revenues for the year ended December 31, 1996 were $0.6 million as compared to $7.1 million for the year ended December 31, 1995. The decrease of $6.5 million resulted primarily from an increase in loss upon the sale of investments and marketable securities of $0.4 million and decreases in unrealized appreciation of marketable securities and investments of $5.6 million and gain on distribution of marketable securities and investments of $2.6 million offset by increases in gain from the sale of product development projects of $0.5 million and income from product development projects of $1.5 million. During 1996, the Partnership sold 0.056 million shares of Cygnus for proceeds of $0.9 million with a carrying value of $1.3 million ($22.375 per share) at December 31, 1995 and realized a loss of $0.4 million. The Partnership recognized unrealized (depreciation) appreciation for the years ended December 31, 1996 and 1995 of $(1.6) million and $4.0 million, respectively. Unrealized depreciation in 1996 of $1.6 million resulted primarily from a decrease of $2.0 million in the intrinsic value of its warrant to purchase 0.255 million shares of Cygnus stock offset by the

(ITEM 7 CONTINUED)

recording of its warrant to purchase 0.2 million shares of OEC stock at $0.5 million. The market value of Cygnus stock decreased from $5.7 million ($22.375 per share) at December 31, 1995 to $3.7 million ($14.50 per share) at December 31, 1996. At December 31, 1996, the market value of OEC stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $0.5 million. Unrealized appreciation for 1995 was attributable primarily to the Partnership's investment in a warrant to purchase 0.3 million shares of Cygnus. As of December 31, 1995, the market value of Cygnus stock of $22.375 per share exceed the exercise price of the warrant of $9.90 per share. Accordingly, the Partnership recorded the warrant at its intrinsic value of $3.8 million and recognized unrealized appreciation of this amount. In May 1995 the Partnership distributed 1.5 million shares of Cygnus common stock to its Partners. The market value of the shares on the date of distribution was $12.9 million ($8.50 per share) as compared to the carrying value at December 31, 1994, of $10.3 million ($6.75 per share). Accordingly, the Partnership recognized a gain of $2.6 million upon the distribution. On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS of the technology developed under the product development agreement between FOCUS and the Partnership. The Partnership received $0.5 million and recognized a gain of this amount. The Partnership recognized income from product development projects of $1.9 million and $0.4 million, respectively, for the years ended December 31, 1996 and 1995.


      Expenses for the years ended December 31, 1996 and 1995 were $0.4 million and $0.7 million, respectively. The decrease is a result primarily of the Manager's decision to discontinue charging the Partnership a management fee effective July 1, 1996.


YEAR 2000

      Like other financial and business organizations around the world, the Partnership could be adversely affected if the computer systems utilized by the Partnership and other service providers do not properly process and calculate date-related information from and after January 1, 2000. This is commonly known as the "Year 2000 Problem." The Partnership intends to work with the software vendors to ensure that the Partnership's software is year 2000 compliant. The Partnership does not expect the incremental expenses associated with the year 2000 and the potential disruption to operations to be significant.


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

      The Partnership has delegated to the Manager, pursuant to the Management Contract, responsibility for management and administrative services necessary for the operation of the Partnership. Based in part on discussions with the Advisory Board, the Manager assesses and manages the Partnership's Projects. As part of its ongoing role in all Projects, the Manager participates as a member of the board of directors of the corporate general partner of certain Projects or a similar body with the Sponsor Companies with overall responsibility for each Project during the development phase. The Manager makes regular visits to the facilities of each Sponsor Company in order to monitor the progress of its Projects, and its representatives take part in important decisions with respect to development and commercial strategies. During the commercialization phase, the Manager continues to review each Sponsor Company's performance. In addition, the Manager actively monitors the industries in which it undertakes Projects by attending trade shows, screening trade journals and reviewing changes in legislative and regulatory conditions.

      The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC and PWDC Holding Company at December 31, 1997:

          NAME                  AGE    POSITION AND DATE APPOINTED
          ----                  ---    ---------------------------
DIRECTORS
     Dhananjay M. Pai           35     Director since December 1996
     Gerald F. Goertz, Jr.      40     Director since April 1995
     William J. Nolan           50     Director since February 1997

EXECUTIVE OFFICERS
     Dhananjay M. Pai           35     President since December 1996
     William J. Nolan           50     Treasurer since February 1997
     Dorothy F. Haughey         73     Secretary since July 1985 for PWDC
                                       Secretary since December 1991 for PWDC
                                       Holding Company

       The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(ITEM 10 CONTINUED)


DIRECTORS

      MR. PAI is a Managing Director of PWI. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or Officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

      MR. GOERTZ is a Senior Vice President and Director of Specialized Investment Services of PWI. Prior to joining PWI in December 1990, Mr. Goertz was with CG Realty Advisors and the Freeman Company. Mr. Goertz received his Bachelor of Arts degree in Business Administration in 1979 from Vanderbilt University and his Juris Doctorate and Master of Business Administration from Memphis State University in 1982.

      MR. NOLAN is Treasurer of Paine Webber Group Inc. and Executive Vice President and Treasurer of PWI. He is a member of PaineWebber's Asset/Liability Management Commitee. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.


EXECUTIVE OFFICERS

      MR. PAI, President, see "Directors" above.

      MR. NOLAN, Treasurer, see "Directors" above.

      MS. HAUGHEY, Secretary, joined PWI in 1962.  She is the Secretary of PWI.

ITEM 11.    EXECUTIVE COMPENSATION.

      No compensation was paid to executive officers of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-16 included in this filing on Form 10-K.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 1998 of more than five percent of the Registrant's Units.

                                                                     PERCENT OF
CLASS               NAME AND ADDRESS                     AMOUNT        CLASS
------              ----------------                     ------        -----
Limited             Bioventure Investments, KFT          683 Units     8.27%
Partnership         Budapest, Hungary
Units

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

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

REPORT ON FORM 8-K

      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1998.

         PAINEWEBBER R&D PARTNERS II, L.P.

         By: PaineWebber Technologies II, L.P.
             (General Partner)

         By: PWDC Holding Company
             (General partner of the General Partner)

         By: /s/ Dhananjay M. Pai
         ------------------------
             Dhananjay M. Pai
             President and Principal Executive Officer

         By: /s/ Anthony M. DiIorio
         --------------------------
             Anthony M. DiIorio
             Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1998.

             /s/ Dhananjay M. Pai
             --------------------
                 Dhananjay M. Pai
                 President (principal executive officer) and Director


             /s/ William J. Nolan
             --------------------
                 William J. Nolan
                 Director


             /s/ Gerald F. Goertz, Jr.
             -------------------------
                 Gerald F. Goertz, Jr.
                 Director

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS


Description                                                         Page
-----------                                                         ----

Index to Financial Statements                                       F-1

Selected Financial Data                                             F-2

Quarterly Financial Information (Unaudited)                         F-3

Report of Independent Auditors                                      F-4

Statements of Financial Condition,
    at December 31, 1997 and 1996                                   F-5

Statements of Operations,
    for the years ended December 31, 1997, 1996 and 1995            F-6

Statements of Changes in Partners' Capital,
    for the years ended December 31, 1997, 1996 and 1995            F-7

Statements of Cash Flows,
    for the years ended December 31, 1997, 1996 and 1995            F-8

Notes to Financial Statements                                       F-9 to F-16



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                      1997               1996               1995               1994               1993
------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                           $        9,430,203   $        583,230    $    7,133,197   $      10,743,055    $     8,957,023

   Net income  (A)                    $        9,073,034   $        226,748    $    6,431,753   $       9,385,257    $     1,429,144

Net income per partnership unit (A):

   Limited partners (B)               $         1,087.84   $          27.19    $       771.16   $        1,125.27    $        171.36

   General partner                    $        90,730.34   $       2,267.48    $    64,317.53   $       93,852.57    $     14,291.44

Financial Condition:

   Total assets                       $        6,283,508   $      3,447,578    $    5,265,725   $      12,875,809    $     7,121,082

   Partners' capital                  $        6,204,738   $      3,053,390    $    5,168,239   $      12,724,367    $     5,741,515

   Distributions to partners:
       Cash                           $        5,921,686   $      2,341,597    $    1,084,252   $         417,020    $     4,628,895
       Cygnus, Inc. common stock
          (at market value) (C)       $                -   $              -    $   12,903,629   $               -    $             -
       Alkermes, Inc. common stock
          (at market value) (C)       $                -   $              -    $            -   $       1,985,385    $     6,326,608
       Centocor, Inc. common stock
          (at market value) (C) (D)   $                -   $              -    $            -   $               -    $        13,629
       Compression Labs, Inc. warrants
          (at intrinsic value) (C)    $                -   $              -    $            -   $               -    $     5,525,888


--------------------------------------------------------------------------------

(A) In 1994, amounts are reflective of the cumulative effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(B) Based on 8,257 partnership units.
(C) At date of distribution.
(D) In 1993, the distribution was made to the General Partner only; the distribution to the Limited Partners was made in 1992.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                                        Net Income (Loss)
                                                    Net Income                       Per Partnership Unit (A)
                            Revenues                  (Loss)                Limited Partners          General Partner
------------------------------------------------------------------------------------------------------------------------
Calendar 1997

4th Quarter         $           894,589      $           780,511      $                  93.57   $                7,805.11

3rd Quarter                   2,198,066                2,072,731                        248.52                   20,727.31

2nd Quarter                   1,640,623                1,595,736                        191.33                   15,957.36

1st Quarter                   4,696,925                4,624,056                        554.42                   46,240.56

------------------------------------------------------------------------------------------------------------------------

Calendar 1996

4th Quarter         $         1,124,684      $         1,055,418      $                 126.55   $               10,554.18

3rd Quarter                   1,240,669                1,193,791                        143.13                   11,937.91

2nd Quarter                  (1,378,241)              (1,488,265)                      (178.44)                 (14,882.65)

1st Quarter (B)                (403,882)                (534,196)                       (64.05)                  (5,341.96)

------------------------------------------------------------------------------------------------------------------------

Calendar 1995

4th Quarter         $         1,384,756      $         1,207,265      $                 144.75   $               12,072.65

3rd Quarter                   2,782,417                2,664,366                        319.45                   26,643.66

2nd Quarter                   1,382,161                1,169,535                        140.23                   11,695.35

1st Quarter (C)               1,583,863                1,390,587                        166.73                   13,905.87

------------------------------------------------------------------------------------------------------------------------


(A) Based on 8,257 limited partnership units and a 1% general partnership interest.
(B) Revenues have been restated from the reported amount at March 31, 1996, in the amount of $3,013.
(C) Revenues have been restated from the reported amount at March 31, 1995, in the amount of $4,149.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners II, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Ernst & Young

New York, New York
March 23, 1998

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition


                                                                   December 31,         December 31,
                                                                           1997                 1996
----------------------------------------------------------------------------------------------------
Assets:

     Cash                                                   $             6,998   $            5,028

     Marketable securities, at market value                           5,166,462              899,197

     Investments, at fair value                                               -            1,633,000

     Advances to product development projects                                 -              135,519

     Royalty income receivable                                        1,105,048              774,834

     Other asset                                                          5,000                    -

                                                              ==================    ================
Total assets                                                $         6,283,508   $        3,447,578
                                                              ==================    ================


Liabilities and partners' capital:

     Due to product development company                     $                 -   $          297,000

     Accrued liabilities                                                 78,770               97,188

     Partners' capital                                                6,204,738            3,053,390

                                                              ==================    ================
Total liabilities and partners' capital                     $         6,283,508   $        3,447,578
                                                              ==================    ================

----------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations


For the years ended December 31,                                           1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                        $            74,879   $           40,989    $          85,565
     Net realized gain on sale of product development
       projects                                                               -              552,001                    -
     Income from product development projects                         7,412,556            1,908,249              395,195
     Unrealized appreciation (depreciation) of
       investments and marketable securities                          1,370,627           (1,534,475)           3,995,807
     Net realized gain on distribution of
       investments and marketable securities                                  -                    -            2,656,630
     Net realized gain (loss) on sale of investments and
      marketable securities                                             572,141             (383,534)                   -
                                                              ------------------    -----------------     ----------------
                                                                      9,430,203              583,230            7,133,197
                                                              ------------------    -----------------     ----------------

Expenses:
     Expenditures under product development
       projects                                                          20,483                    -                    -
     Management fee                                                           -              137,010              347,070
     General and administrative costs                                   336,686              219,472              354,374
                                                              ------------------    -----------------     ----------------
                                                                        357,169              356,482              701,444
                                                              ------------------    -----------------     ----------------


Net income                                                  $         9,073,034   $          226,748    $       6,431,753
                                                              ==================    =================     ================

Net income per partnership unit:
     Limited partners (based on 8,257 units)                $          1,087.84   $            27.19    $          771.16
     General partner                                        $         90,730.34   $         2,267.48    $       64,317.53

--------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Changes in Partners' Capital


                                                                   Limited              General
Years ended December 31, 1997, 1996 and 1995                       Partners             Partner                Total
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995                                  $        12,594,066   $          130,301    $      12,724,367

Net income                                                            6,367,435               64,318            6,431,753
Distributions to partners:
     Cash                                                            (1,073,410)             (10,842)          (1,084,252)
     Cygnus, Inc. common stock                                      (12,773,579)            (130,050)         (12,903,629)
                                                              ------------------    -----------------     ----------------

Balance at December 31, 1995                                          5,114,512               53,727            5,168,239

Net income                                                              224,481                2,267              226,748
Cash distributions to partners                                       (2,320,217)             (21,380)          (2,341,597)
                                                              ------------------    -----------------     ----------------

Balance at December 31, 1996                                          3,018,776               34,614            3,053,390

Net income                                                            8,982,304               90,730            9,073,034
Cash distributions to partners                                       (5,862,470)             (59,216)          (5,921,686)
                                                              ------------------    -----------------     ----------------

Balance at December 31, 1997                                $         6,138,610   $           66,128    $       6,204,738
                                                              ==================    =================     ================

--------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows


For the years ended December 31,                                           1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                  $         9,073,034   $          226,748    $       6,431,753
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized  (appreciation) depreciation of
  investments and marketable securities                              (1,370,627)           1,534,475           (3,995,807)
Net realized gain on distribution of
  investments and marketable securities                                       -                    -           (2,656,630)

(Increase) decrease in operating assets:
  Marketable securities                                              (1,723,638)             361,762            1,345,606
  Investments                                                           460,000              610,501                    -
  Interest receivable                                                         -                5,518                2,155
 Advances to product development projects                               135,519               33,770               13,939
  Royalty income receivable                                            (330,214)            (728,709)              (3,653)
  Other asset                                                            (5,000)                   -                    -

(Decrease) increase in operating liabilities:
  Due to product development company                                   (297,000)             297,000                    -
  Accrued liabilities                                                   (18,418)                (298)             (53,956)
                                                              ------------------    -----------------     ----------------
Cash provided by operating activities                                 5,923,656            2,340,767            1,083,407
                                                              ------------------    -----------------     ----------------

Cash flows from financing activities:

  Distributions to partners                                          (5,921,686)          (2,341,597)          (1,084,252)
                                                              ------------------    -----------------     ----------------

(Decrease) increase in cash                                               1,970                 (830)                (845)

Cash at beginning of year                                                 5,028                5,858                6,703
                                                              ------------------    -----------------     ----------------

Cash at end of year                                         $             6,998   $            5,028    $           5,858
                                                              ==================    =================     ================

--------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1997, 1996 and 1995.

Supplemental schedule of non-cash activities:

--------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                           1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------------

Distribution of investments to partners:
     Cygnus, Inc. common stock                              $                 -   $                -    $      12,903,629

--------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.


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

      The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products with technology companies ("Sponsor Companies"), which have been expected to address significant market opportunities. The Partnership has been engaged in diverse product development projects (the "Projects") including product development contracts, participation in other partnerships and investments in securities of the Sponsor Companies. Once the product development phase has been completed, the Sponsor Companies have had the option to license and commercialize the products resulting from the product development project, and the Partnership has had the right to receive payments based upon the sale of such products. The Partnership obtained warrants to purchase the common stock of Sponsor Companies to provide additional capital appreciation to the Partnership which was not directly dependent upon the outcome of the Projects (see Note 5).

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1 CONTINUED)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                    LIMITED   GENERAL
                                                                                   PARTNERS   PARTNER
                                                                                   --------   -------
     I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial Closing
        (6% per annum for each subsequent Unit sold up to the 5,000th Unit and
        5% per annum for each Unit sold thereafter) ("Contribution Payout"). At
        December 31, 1997, Contribution Payout ranged from $14,250 per Unit to
        $17,175 per Unit .......................................................      99%         1%

    II. After Contribution Payout and until the value of the aggregate
        distributions for each Unit equals $50,000 ("Final Payout").............      80%        20%


   III. After Final Payout......................................................      75%        25%


      For the year ended December 31, 1997, the Partnership made cash distributions totaling $5,921,686 ($710 per Unit; $59,216 to the General Partner). At December 31, 1997, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $2,576 and $7,206 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1997, the cumulative losses for the Partnership were $1,919 per Unit.

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

      The Partnership carried warrants at a zero value in cases where the Sponsor Company's stock was not publicly traded or the exercise period had not been attained. To the extent that the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.    MARKETABLE SECURITIES AND INVESTMENTS

      MARKETABLE SECURITIES:


      The Partnership held the following marketable securities:



                                                         DECEMBER 31, 1997                   DECEMBER 31, 1996
                                                    ----------------------------------------------------------------
                                                      MARKET             COST            MARKET             COST
                                                    ----------------------------------------------------------------
Money market fund                                   $    98,335       $    98,335       $   799,097      $   799,097
Cygnus, Inc. (255,000 common shares)                  5,068,127         2,524,500              ----             ----
Centocor, Inc. (2,800 common shares)                       ----              ----           100,100           37,324
                                                    -----------       -----------       -----------      -----------
                                                    $ 5,166,462       $  2,622,835      $   899,197      $   836,421
                                                    ===========       ============      ===========      ===========


      In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). At December 31, 1997, the market price per share was $19.875 as compared to $14.50 as of December 31, 1996. Accordingly, the Partnership recognized unrealized appreciation for the year ended December 31, 1997, of $1,370,627.

      In February 1996, the Partnership exercised its warrant to purchase 2,800 common shares of Centocor, Inc. ("Centocor") at an exercise price of $13.33 per share. At December 31, 1996, the market value of Centocor shares was $35.75 per share. In November 1997, the Partnership sold the shares for proceeds, net of commissions, of $132,241 ($47.23 per share) and recognized a gain upon the sale of $32,141.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 3 CONTINUED)

INVESTMENTS:

      The Partnership held the following investments:

                                            DECEMBER 31, 1997  DECEMBER 31, 1996
Cygnus, Inc.
     Warrant to purchase:
     255,000 common shares                    $           ---    $     1,173,000

OEC Medical Systems, Inc.
     Warrant to purchase:
     200,000 common shares                                ---            460,000
                                            -----------------  -----------------
                                              $           ---    $     1,633,000
                                            =================  =================


      The Partnership recorded its warrants to purchase common shares of Cygnus (with an exercise price of $9.90 per share) and OEC Medical Systems, Inc. ("OEC") (with an exercise share of $12.70 per share) as investments with carrying values equal to their intrinsic values (which approximate fair value); (See Note 5). In 1996, the Partnership exercised its warrant to purchase 45,000 shares of Cygnus stock at an aggregate exercise price of $445,500 and subsequently sold the shares for net proceeds of $676,762. The value of the shares related to these warrants at December 31, 1995, was $1,006,875 ($22.375 per share). Accordingly, the Partnership recognized a loss upon the sale of $330,113. The market value of Cygnus stock as of December 31, 1996 was $14.50 per share as compared to a market value of $22.375 per share as of December 31, 1995. Accordingly, the Partnership recognized unrealized depreciation of $2,008,125 on its warrant to purchase 255,000 Cygnus shares for the year ended December 31, 1996. In September 1997, the Partnership exercised the warrant for 255,000 Cygnus shares (see Marketable Securities). At December 31, 1996, the market value of OEC stock of $15.00 per share exceed the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $460,000 and recognized unrealized appreciation of this amount. During 1997, the Partnership sold the OEC warrant for proceeds of $1,000,000 and recognized a gain in the amount of $540,000.

      At December 31, 1995, the Partnership recorded its investment in a warrant to purchase 300,000 Cygnus shares at its intrinsic value of $3,742,500 and, accordingly, recognized unrealized appreciation of this amount for the year then ended. In addition, the Partnership recognized unrealized appreciation of $185,422 on its investment of 11,867 Cygnus shares to reflect an increase in the market value per share from $6.75 at December 31, 1994 to $22.375 at December 31, 1995.

      Also, in 1995, the Partnership distributed to its Partners 1,518,074 shares of Cygnus common stock with a market value on the date of distribution of $12,903,629 ($8.50 per share) as compared to a carrying value at December 31, 1994, of $10,246,999 ($6.75 per share). Accordingly, the Partnership recognized a realized gain upon the distribution of $2,656,630 for the year ended December 31, 1995.


4.    RELATED PARTY TRANSACTIONS

      The Manager is entitled to receive a management fee for services rendered to the Partnership. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the Manager were $137,010 and $347,070 for the years ended December 31, 1996 and 1995, respectively.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 4 CONTINUED)

      The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

      PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same Projects as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

      Of the Partnership's ten original Projects, three are currently active:
Centocor Partners III, L.P. ("CP III"); Genzyme Development Partners, L.P.; and Synergen Clinical Partners, L.P. ("SCP").

      In February 1995, a Class A limited partner of SCP commenced an action against the general partner of SCP and others. The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class"). On December 2, 1997, the parties entered into a proposed settlement (the "SCP Settlement") whereby the initial settlement payment to the SCP Class would aggregate $16.5 million; class counsel would limit their request for attorney's fees and costs to $3.0 million; and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). The proposed settlement was subject to final court approval (see Note 8 - Subsequent Event).

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and will receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the year ended December 31, 1997, the Partnership received and/or accrued income from CP III in the amount of $7,377,329 which has been included in the accompanying Statements of Operations.

      On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS to Takai Hospital Supply Co. of the technology developed under the product development agreement between FOCUS and the Partnership free and clear of the Partnership's interests therein. In exchange, the Partnership received $562,000 and recognized a gain upon the sale of the technology for this amount for the year ended December 31, 1996.

      On January 31, 1996, Genzyme Corporation ("Genzyme") made an offer (the "Offer") to the general partner of Genzyme Development Partners, L.P. ("GDP") (of which the Partnership owns a limited partnership interest) to acquire the assets of GDP in exchange for common shares of Genzyme. The Offer was made in lieu of Genzyme's existing option to purchase the outstanding partnership interest in GDP for a lump-sum cash payment and certain future royalty payments. On May 6, 1996, Genzyme withdrew its Offer to purchase the assets of GDP.

      On August 20, 1996, the Partnership terminated the product development program with Compression Labs, Incorporated.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 5 CONTINUED)

      If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. In September 1997, the Partnership exercised its warrant to purchase Cygnus shares (see Note 3 - Marketable Securities). The Partnership's warrant to purchase 193,000 shares of Cayenne Software, Inc. at an exercise price of $16.19 per share expired in June 1997. The Partnership did not exercise the warrant since, during the exercise period, the market price of the stock never exceeded the exercise price of the warrant. As of December 31, 1997, the Partnership held no warrants.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7 CONTINUED)

      In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan. The Partnership will only receive its allocable share of these amounts if, and when, payments under the agreement are remitted by Centocor.

      The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of December 31, 1997, the Partnership has not accrued income related to the settlement.

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

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the Court may award legal fees and expenses to the Partnership's counsel to be paid out of the CP III recovery. Counsel for the Partnership has stated that they intend to apply to the Court for an award of fees and expenses in an amount up to $1.5 million. Counsel for Mr. Abdo has stated that he intends to object to any such application, and, if the settlement is approved, will himself apply for an award of fees and expenses. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria outlined in Note 1.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


8.    SUBSEQUENT EVENT

      On January 16, 1998, the SCP Settlement received final approval from the court. On January 26, 1998, class counsel was awarded $3.0 million in fees and costs to be paid out of the initial settlement payment. On March 3, 1998, the Partnership received and recorded as income the amount of $1.4 million representing its share of the initial settlement payment as a Class A limited partner of SCP and, simultaneously, SCP was terminated.