Form 10-Q
period 1998-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 1998-05-14
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                     of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 1998
                                       or

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

                       PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                                   Form 10-Q
                                 March 31, 1998


                               Table of Contents


PART I.     FINANCIAL INFORMATION                                          Page

Item 1.     Financial Statements

            Statements of Financial Condition (unaudited)
            at March 31, 1998 and December 31, 1997                          2

            Statements of Operations
            (unaudited) for the three months ended March
            31, 1998 and 1997                                                3

            Statement of Changes in Partners' Capital
            (unaudited) for the three months ended
            March 31, 1998                                                   3

            Statements of Cash Flows
            (unaudited) for the three months ended
            March 31, 1998 and 1997                                          4

            Notes to Financial Statements
            (unaudited)                                                   5-10


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

            Signatures                                                      13

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                                  March 31,            December 31,
                                                                     1998                  1997
-------------------------------------------------------------------------------------------------------
Assets:

      Cash                                                   $            6,998    $             6,998

      Marketable securities, at market value                          6,788,002              5,166,462

      Royalty income receivable                                       1,178,594              1,105,048

      Other assets                                                       13,067                  5,000

                                                               =================     ==================
Total assets                                                 $        7,986,661    $         6,283,508
                                                               =================     ==================


Liabilities and partners' capital:

      Due to product development project                     $          138,736    $                 -

      Accrued liabilities                                                68,240                 78,770

      Partners' capital                                               7,779,685              6,204,738

                                                               =================     ==================
Total liabilities and partners' capital                      $        7,986,661    $         6,283,508
                                                               =================     ==================

-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                                       1998                   1997
-------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                        $            7,539    $            34,971
      Income from product development projects                        2,426,795              4,359,777
      Unrealized depreciation of investments
        and marketable securities                                      (810,000)              (237,823)
      Gain (loss) on sale of investments and marketable
        securities                                                       (1,939)               540,000
                                                               -----------------     ------------------
                                                                      1,622,395              4,696,925
                                                               -----------------     ------------------

Expenses:
      Expenditures under product development
        projects                                                              -                 20,483
      General and administrative costs                                   47,448                 52,386
                                                               -----------------     ------------------
                                                                         47,448                 72,869
                                                               -----------------     ------------------

Net income                                                   $        1,574,947    $         4,624,056
                                                               =================     ==================

Net income per partnership unit:
      Limited partners (based on 8,257 units)                $           188.83    $            554.42
      General partner                                        $        15,749.47    $         46,240.56

-------------------------------------------------------------------------------------------------------
See notes to financial statements.


Statement of Changes in Partners' Capital
(unaudited)
                                                                   Limited                General
For the three months ended March 31, 1998                          Partners               Partner                Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $        6,138,610    $            66,128    $       6,204,738

Net income                                                            1,559,198                 15,749            1,574,947

                                                               =================     ==================     ================
Balance at March 31, 1998                                    $        7,697,808    $            81,877    $       7,779,685
                                                               =================     ==================     ================

----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)


For the three months ended March 31,                                 1998                  1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $        1,574,947    $         4,624,056
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized depreciation of investments
  and marketable securities                                             810,000                237,823

(Increase) decrease in operating assets:
  Marketable securities                                              (2,431,540)              (130,984)
  Investments                                                                 -                460,000
  Due from product development project                                        -               (760,000)
  Advances to product development projects                                    -                135,519
  Royalty income receivable                                             (73,546)               764,029
  Other assets                                                           (8,067)                     -

 Increase (decrease) in operating liabilities:
  Due to product development project                                    138,736               (297,000)
  Accrued liabilities                                                   (10,530)               (28,983)
                                                               -----------------     ------------------
Cash provided by operating activities                                         -              5,004,460
                                                               -----------------     ------------------

Cash flows from financing activities:
  Distributions to partners                                                   -             (5,004,242)
                                                               -----------------     ------------------

Increase in cash                                                              -                    218

Cash at beginning of period                                               6,998                  5,028
                                                               -----------------     ------------------

Cash at end of period                                        $            6,998    $             5,246
                                                               =================     ==================


-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1998 and 1997.

-------------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended March 31, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. ( the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1998 are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:


                                                                                          Limited        General
                                                                                          Partners       Partner
                                                                                          --------       -------
         I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial Closing (6% per annum for each subsequent Unit sold up to the 5,000th Unit and 5% per annum for each
Unit sold thereafter) ("Contribution Payout"). At March 31, 1998, Contribution
Payout ranged from $14,375 per Unit to $17,350 per Unit .............................       99%             1%

         II. After Contribution Payout and until the value of the aggregate
distributions for each Unit equals $50,000 ("Final Payout")..........................       80%            20%

         III. After Final Payout.....................................................       75%            25%


         For the three months ended March 31, 1998, the Partnership made no cash or security distributions. At March 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $2,576 and $7,206 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 1998, the cumulative losses for the Partnership were $1,730 per Unit.

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

3. MARKETABLE SECURITIES AND INVESTMENTS

   MARKETABLE SECURITIES:

         The Partnership held the following marketable securities:


                                                              March 31, 1998                          December 31, 1997
                                                     ------------------------------------------------------------------------
                                                         Market                Cost               Market              Cost
                                                     ------------------------------------------------------------------------
Money market fund                                    $  2,828,000         $  2,828,000        $     98,335       $     98,335
Cygnus, Inc. (255,000 common shares)                         ----                 ----           5,068,127          2,524,500
             (240,000 common shares)                    3,960,002            2,376,000                ----               ----
                                                     ------------         ------------        ------------       ------------
                                                     $  6,788,002         $  5,204,000        $  5,166,462       $  2,622,835
                                                     ============         ============        ============       ============

         In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). During the quarter ended March 31, 1998, the Partnership sold 15,000 Cygnus shares for proceeds, net of commissions, of $296,186 ($19.75 per share). The carrying value of the shares as of December 31, 1997 was $19.875 per share. At March 31, 1998, the market price per share was $16.50 and, accordingly, the Partnership recognized unrealized depreciation for the three months ended March 31, 1998, of $810,000 (see Note 8 - Subsequent Event). The market value of the Cygnus stock at March 31, 1997, was $13.625 per share as compared to a carrying value of $14.50 per share at December 31, 1996. The Partnership recognized unrealized depreciation of $223,125 on its warrant to purchase 255,000 Cygnus shares for the quarter ended March 31, 1997.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

INVESTMENTS:

         The Partnership recorded its warrant to purchase common shares of OEC Medical Systems, Inc. ("OEC") (with an exercise price of $12.70 per share) as an investment with a carrying value equal to its intrinsic value (which approximated fair value). During the quarter ended March 31, 1997, the Partnership sold the OEC warrant, with a carrying value as of December 31, 1996 of $460,000, for proceeds of $1,000,000 and recognized a gain in the amount of $540,000 for the three months ended March 31, 1997.

4. RELATED PARTY TRANSACTIONS

         The Manager is entitled to receive an annual management fee for services rendered to the Partnership. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership.

         The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI").

         PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same Projects as the Partnership.

5. PRODUCT DEVELOPMENT PROJECTS

         Of the Partnership's ten original Projects, three are ongoing or have had current activity: Centocor Partners III, L.P. ("CP III"); Genzyme Development Partners, L.P.; and Synergen Clinical Partners, L.P. ("SCP").

         In February 1995, a Class A limited partner of SCP commenced an action against the general partner of SCP and others. The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class"). On December 2, 1997, the parties entered into a proposed settlement (the "SCP Settlement") whereby the initial settlement payment to the SCP Class would aggregate $16.5 million; class counsel would limit their request for attorney's fees and costs to $3.0 million; and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). On January 16, 1998, the SCP Settlement received final approval from the court. On January 26, 1998, class counsel was awarded $3.0 million in fees and costs to be paid out of the initial settlement payment. On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP and, simultaneously, SCP was terminated.

(NOTE 5 CONTINUED)

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and will receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the quarters ended March 31, 1998 and 1997, the Partnership received and/or accrued income from CP III in the amount of $1,170,001 and $4,359,777, respectively.

         If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of March 31, 1998, the Partnership held no warrants.

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

         The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of March 31, 1998, the Partnership has not accrued income related to the settlement.

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

8. SUBSEQUENT EVENT

         As of May 6, 1998, the market value of the Cygnus shares has decreased to approximately $2.8 million ($11.625 per share) from approximately $4.0 million ($16.50 per share) at March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $6.2 million at December 31, 1997, to $7.8 million at March 31, 1998 resulting from the recognition of income of $1.6 million for the three months ended March 31, 1998 (as more fully explained in Results of Operations below).

         The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at March 31, 1998 and December 31, 1997 were $6.8 and $5.2 million, respectively. The increase of $1.6 million was due primarily to distributions received from Projects of $2.5 million offset, in part, by a decline in the market value of securities held as of March 31, 1998, of $0.8 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997:

         Net income for the quarters ended March 31, 1998 and 1997 was $1.6 million and $4.6 million, respectively. The unfavorable variance of $3.0 million resulted primarily from a decrease in revenues.

         Revenues for the quarters ended March 31, 1998 and 1997 were $1.6 million and $4.7 million, respectively. The decrease was due to (i) a decrease in income from product development projects of $2.0 million; (ii) an increase in unrealized depreciation of investments and marketable securities of $0.6 million; and (iii) a decrease in gain on sale of marketable securities and investments of $0.5 million. Income from product development projects was $2.4 million and $4.4 million for the quarters ended March 31, 1998 and 1997, respectively. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment of $3.3 million and the right to receive future payments based upon sales of a certain product developed by CP III. In addition, as of March 31, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $1.1 million. The Partnership accrued income relating to CP III in the amount of $1.2 million for the quarter ended March 31, 1998. Also, for this period, the Partnership recognized income from its investment in SCP in the amount of $1.2 million representing its share of the initial settlement payment received as a Class A limited partner of SCP. Unrealized depreciation of investments and marketable securities for the quarters ended March 31, 1998 and 1997 was $0.8 million and $0.2 million, respectively. The market value of the Partnership's investment in 0.24 million shares of Cygnus decreased from $19.875 per share at December 31, 1997 to $16.50 per share at March 31, 1998 resulting in the recognition of unrealized depreciation of $0.8 million for the three months ended March 31, 1998. For the three months ended March 31, 1997, the Partnership recognized unrealized depreciation of $0.2 million with respect to its warrant to purchase 0.255 million common shares of Cygnus. The market value of the shares decreased form $14.50 per share as of December 31, 1996 to $13.625 per share at March 31, 1997. During the quarter ended March 31, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC with a carrying value equal to its intrinsic value as of December 31, 1996 of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale for the quarter ended March 31, 1997.

         There were no material variances in expenses for the quarter ended March 31, 1998 as compared to the same period in 1997.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III

               Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997.

         ACTION AGAINST AMGEN BOULDER, INC.

               Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997. On January 16, 1998, the SCP Settlement received final approval from the court. On January 26, 1998, class counsel was awarded $3.0 million in fees and costs to be paid out of the initial settlement payment. On March 3, 1998, the Partnership received and recorded as income the amount of $1.2 million representing its share of the initial settlement payment as a Class A limited partner of SCP and, simultaneously, SCP was terminated.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A) EXHIBITS:

            None

         B) REPORTS ON FORM 8-K:

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 1998.

                        PAINEWEBBER R&D PARTNERS II, L.P.

                        By: PaineWebber Technologies II, L.P.
                            (General Partner)

                        By: PWDC Holding Company
                            (general partner of the General Partner)

                        By: /s/ Dhananjay M. Pai
                        -----------------------
                        Dhananjay M. Pai
                        President*

                        By: /s/ Anthony M. DiIorio
                        --------------------------
                        Anthony M. DiIorio
                        Principal Financial and Accounting Officer*


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.