Form 10-Q
period 1998-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 1998-08-14
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 1998
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______


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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    Form 10-Q
                                  June 30, 1998


                                Table of Contents

PART I.   FINANCIAL INFORMATION                                             Page

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at
          June 30, 1998 and December 31, 1997                                  2

          Statements of Operations
          (unaudited) for the three and six months ended
          June 30, 1998 and 1997                                               3

          Statement of Changes in Partners' Capital
          (unaudited) for the six months ended
          June 30, 1998                                                        4

          Statements of Cash Flows
          (unaudited) for the six months ended
          June 30, 1998 and 1997                                               5

          Notes to Financial Statements
          (unaudited)                                                       6-11

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    12-13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          15


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                   June 30,             December 31,
                                                                     1998                   1997
-------------------------------------------------------------------------------------------------------
Assets:

     Cash                                                    $             6,998    $            6,998

     Marketable securities, at market value                            2,802,692             5,166,462

     Royalty income receivable                                         1,223,734             1,105,048

     Other assets                                                          3,067                 5,000

                                                               ==================     =================
Total assets                                                 $         4,036,491    $        6,283,508
                                                               ==================     =================

Liabilities and partners' capital:

     Accrued liabilities                                     $            47,862    $           78,770

     Partners' capital                                                 3,988,629             6,204,738

                                                               ==================     =================
Total liabilities and partners' capital                      $         4,036,491    $        6,283,508
                                                               ==================     =================
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


For the three months ended June 30,                                         1998                  1997
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                         $            15,188    $           21,351
     Income from product development projects                          1,238,444               693,322
     Unrealized (depreciation) appreciation of
       investments and marketable securities                          (1,455,000)              925,950
                                                               ------------------     -----------------
                                                                        (201,368)            1,640,623
                                                               ------------------     -----------------
Expenses:
     General and administrative costs                                     45,016                44,887
                                                               ------------------     -----------------
                                                                          45,016                44,887
                                                               ------------------     -----------------
Net income (loss)                                            $          (246,384)   $        1,595,736
                                                               ==================     =================
Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)                 $            (29.54)   $           191.33
     General partner                                         $         (2,463.84)   $        15,957.36


-------------------------------------------------------------------------------------------------------
For the six months ended June 30,                                           1998                  1997
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                         $            22,726    $           56,322
     Income from product development projects                          3,665,239             5,053,100
     Unrealized (depreciation) appreciation of
       investments and marketable securities                          (2,265,000)              688,127
     Realized gain (loss) on sale of investments and
       marketable securities                                              (1,939)              540,000
                                                               ------------------     -----------------
                                                                       1,421,026             6,337,549
                                                               ------------------     -----------------

Expenses:
     Expenditures under product development
       projects                                                                -                20,483
     General and administrative costs                                     92,464                97,273
                                                               ------------------     -----------------
                                                                          92,464               117,756
                                                               ------------------     -----------------

Net income                                                   $         1,328,562    $        6,219,793
                                                               ==================     =================

Net income per partnership unit:
     Limited partners (based on 8,257 units)                 $            159.29    $           745.74
     General partner                                         $         13,285.62    $        62,197.93
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                                    Limited               General
For the six months ended June 30, 1998                             Partners               Partner                Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $         6,138,610    $           66,128    $       6,204,738

Net income                                                             1,315,276                13,286            1,328,562
Cash distribution to partners                                         (3,509,224)              (35,447)          (3,544,671)

                                                               ==================     =================     ================
Balance at June 30, 1998                                     $         3,944,662    $           43,967    $       3,988,629
                                                               ==================     =================     ================
----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the six months ended June 30,                                           1998                  1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $         1,328,562    $        6,219,793
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                                2,265,000              (688,127)

Decrease (increase) in operating assets:
  Marketable securities                                                   98,770              (253,724)
  Investments                                                                  -               460,000
  Due from product development project                                         -              (900,000)
  Advances to product development projects                                     -               135,519
  Royalty income receivable                                             (118,686)              768,234
  Other assets                                                             1,933                     -

Decrease in operating liabilities:
  Due to product development project                                           -              (297,000)
  Accrued liabilities                                                    (30,908)              (21,463)
                                                               ------------------     -----------------
Cash provided by operating activities                                  3,544,671             5,423,232
                                                               ------------------     -----------------
Cash flows from financing activities:
  Distributions to partners                                           (3,544,671)           (5,421,262)
                                                               ------------------     -----------------
Increase in cash                                                               -                 1,970

Cash at beginning of period                                                6,998                 5,028
                                                               ------------------     -----------------
Cash at end of period                                        $             6,998    $            6,998
                                                               ==================     =================
-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 1998 and 1997.
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended June 30, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1998 are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997, and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1998.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                              Limited    General
                                                              Partners   Partner
                                                              --------   -------
I.   Until the value of the aggregate distributions for
     each limited partnership unit ("Unit") equals $10,000
     plus simple interest on such amount accrued at 7% per
     annum for each Unit sold at the Initial Closing (6% per
     annum for each subsequent Unit sold up to the 5,000th
     Unit and 5% per annum for each Unit sold thereafter)
     ("Contribution Payout"). At June 30, 1998, Contribution
     Payout ranged from $14,500 per Unit to $17,525 per
     Unit.....................................................   99%        1%

II.  After Contribution Payout and until the value of the
     aggregate distributions for each Unit equals $50,000
     ("Final Payout").........................................   80%       20%

III. After Final Payout.......................................   75%       25%


         During the quarter ended June 30, 1998, the Partnership made cash distributions totaling $3,544,671 ($425 per Unit; $35,447 to the General Partner). At June 30, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,001 and $7,206 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 1998, the cumulative losses for the Partnership were $1,760 per Unit.

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

         The Partnership carried warrants at a zero value in cases where the Sponsor Company's stock was not publicly traded or the exercise period had not been attained. The Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, therefore, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.  MARKETABLE SECURITIES AND INVESTMENTS

    MARKETABLE SECURITIES:

         The Partnership held the following marketable securities:

                                                                June 30, 1998                            December 31, 1997
                                                   --------------------------------------------------------------------------------
                                                       Market                    Cost                Market               Cost
                                                   --------------           --------------       --------------      --------------
Money market fund                                  $      297,690           $      297,690       $       98,335      $       98,335
Cygnus, Inc. (255,000 common shares)                         ----                     ----            5,068,127           2,524,500
             (240,000 common shares)                    2,505,002                2,376,000                 ----                ----
                                                   --------------           --------------       --------------      --------------
                                                   $    2,802,692           $    2,673,690       $    5,166,462      $    2,622,835
                                                   ==============           ==============       ==============      ==============

         In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). During the six months ended June 30, 1998, the Partnership sold 15,000 Cygnus shares (with a carrying value of $298,125) for proceeds, net of commissions, of $296,186 ($19.75 per share). The market value of Cygnus stock as of June 30, 1998, was $10.4375 per share as compared to a market value of $16.50 and $19.875 per share as of March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its Cygnus shares of $1,455,000 and $2,265,000 for the three months and six months ended June 30, 1998, respectively. The market value of the Cygnus stock at June 30, 1997, was $17.25 per share as compared to a carrying value of $13.625 and $14.50 per share at March 31, 1997 and December 31, 1996, respectively. The Partnership recognized unrealized depreciation of $924,375 and $701,252 on its warrant to purchase 255,000 Cygnus shares for the three and six months ended June 30, 1997.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

         INVESTMENTS:

         The Partnership recorded its warrant to purchase common shares of OEC Medical Systems, Inc. ("OEC") (with an exercise price of $12.70 per share) as an investment with a carrying value equal to its intrinsic value (which approximated fair value). During the six months ended June 30, 1997, the Partnership sold the OEC warrant, with a carrying value as of December 31, 1996 of $460,000, for proceeds of $1,000,000 and recognized a gain in the amount of $540,000 for the six months ended June 30, 1997.

4.  RELATED PARTY TRANSACTIONS

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 5 CONTINUED)

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and will receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the six months ended June 30, 1998 and 1997, the Partnership received and/or accrued income from CP III in the amount of $1,220,000 and $2,404,711 respectively.

         If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of June 30, 1998, the Partnership held no warrants.

6.  INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, the individual Partners are required to report their distributive shares of realized income and loss on their individual federal and state income tax returns.

7.  LEGAL PROCEEDING

         On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represents profits from the sale of ReoPro(TM), a Centocor drug, that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor had taken the position that only $500,000 of the $100 million had to be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint seeks to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

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

(NOTE 7 CONTINUED)

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

         The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of June 30, 1998, the Partnership has not accrued income related to the settlement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $6.2 million at December 31, 1997, to $4.0 million at June 30, 1998 resulting from the recognition of income of $1.3 million for the six months ended June 30, 1998 (as more fully explained in Results of Operations below) offset by a cash distribution to Partners of $3.5 million.

         The Partnership's working capital is invested in marketable securities and a money market fund. Liquid assets at June 30, 1998 and December 31, 1997 were $2.8 and $5.2 million, respectively. The decrease of $2.4 million was due primarily to a decline from December 31, 1997 to June 30, 1998 in the market value of securities held by the Partnership. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997:

         Net income (loss) for the quarters ended June 30, 1998 and 1997 was $(0.2) million and $1.6 million, respectively. The unfavorable variance of $1.8 million resulted primarily from a decrease in revenues.

         Revenues for the quarters ended June 30, 1998 and 1997 were $(0.2) million and $1.6 million, respectively. The decrease was due to an unfavorable change in unrealized appreciation (depreciation) of investments and marketable securities of $2.4 million offset by an increase in income from product development projects of $0.6 million. Income from product development projects was $1.2 million and $0.7 million for the quarters ended June 30, 1998 and 1997, respectively, resulting primarily from the Partnership's accrual of income due as a former limited partner of CP III. Unrealized appreciation (depreciation) of investments and marketable securities for the quarters ended June 30, 1998 and 1997 was $(1.5) million and $0.9 million, respectively. The market value of the Partnership's investment in 0.24 million shares of Cygnus decreased from $16.50 per share at March 31, 1998 to $10.4375 per share at June 30, 1998 resulting in the recognition of unrealized depreciation of $1.5 million for the three months ended June 30, 1998. For the three months ended June 30, 1997, the Partnership recognized unrealized appreciation of $0.9 million with respect to its warrant to purchase 0.255 million common shares of Cygnus. The market value of the shares increased from $13.625 per share as of March 31, 1997 to $17.25 per share at June 30, 1997.

         There were no material variances in expenses for the quarter ended June 30, 1998 as compared to the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997:

         Net income for the six months ended June 30, 1998 and 1997 was $1.3 million and $6.2 million, respectively. The unfavorable variance of $4.9 million resulted in a decrease in revenues of this amount.

         Revenues for the six months ended June 30, 1998 and 1997 were $1.4 million and $6.3 million respectively. The decrease of $4.9 million was due primarily to decreases of $1.4 million in income from product development projects; $0.5 million in gain on the sale of investments and marketable securities; and an unfavorable change in unrealized appreciation (depreciation) of investments and marketable securities of $3.0 million. For the six months ended June 30, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC with a carrying value equal to its intrinsic value as of December 31, 1996 of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Income from product development projects for the six months ended June 30, 1998 and 1997 were $3.7 million and $5.1 million, respectively. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment of $3.3 million and received and/or accrued additional income due from CP III of $1.8 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, the Partnership received and/or accrued income due in connection with its investment in CP III of $2.4 million. Also during this period, the Partnership recognized income from its investment in SCP in the amount of $1.2 million representing its share of the initial settlement payment received as a Class A limited partner of SCP. Unrealized appreciation (depreciation) of investments and marketable securities for the six months ended June 30, 1998 and 1997 was $(2.3) million and $0.7 million, respectively. The market value of the Partnership's investment in 0.24 million shares of Cygnus decreased from $19.875 per share as of December 31, 1997 to $10.4375 per share at June 30, 1998, resulting in the recognition of unrealized depreciation of $2.3 million for the six months ended June 30, 1998. The market value of the shares increased from $14.50 per share as of December 31,1996 to $17.25 per share at June 30, 1997, resulting in the recognition of appreciation of $0.7 million on its warrant to purchase 0.255 Cygnus shares.

         There were no material variances in expenses for the six months ended June 30, 1998 as compared to the same period in 1997.

YEAR 2000

         Like other financial and business organizations around the world, the Partnership could be adversely affected if the computer systems utilized by the Partnership and other service providers do not properly process and calculate date-related information from and after January 1, 2000. This is commonly known as the "Year 2000 Problem". The Partnership currently, through services provided by a third-party servicing agent, uses computer programs which represent the calendar year portion of dates by their last two digits. These programs are material to the Partnership's operations. The servicing agent has informed the Partnership that it is in the process of executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance beginning in March 1999. Annual incremental costs to complete these efforts will be borne by the servicing agent. The Partnership intends to evaluate the Year 2000 problem as it relates to its investments in the Sponsor Companies. It is expected that incremental costs will be borne by the Sponsor Companies. The Partnership does not expect the potential disruption to operations to be significant.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III.

         Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997.

         ACTION AGAINST AMGEN BOULDER, INC.

         Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997 and the Partnership's Form 10-Q for the quarter ended March 31,1998.

ITEM 5.  OTHER INFORMATION.

         At a meeting of the Board of Directors of PWDC in May 1998, the Policy Regarding Requests for Partner Lists attached as Exhibit A was adopted for the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A) EXHIBITS:

            None

         B) REPORTS ON FORM 8-K:

            None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 1998.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.

                   POLICY REGARDING REQUESTS FOR PARTNER LISTS

This is to inform you that in accordance with the provisions of the Delaware Revised Uniform Limited Partnership Act (the "Act"), and without limiting its rights under the Partnership Agreement or the Act, as each may be amended from time to time, the Administrative General Partner of the Partnership has established standards applicable to requests for lists of Limited Partners. These standards were established in order to support the following objectives:
(1) that the lists not be used for an improper or inappropriate purpose or in a way that might be detrimental to the Partnership or the Limited Partners; (2) that the Limited Partners be given sufficient information and opportunity to decide how they should react in response to any solicitation or other communication addressed to them; and (3) that the Partnership and the Limited Partners not face an increased risk of adverse tax consequences as a direct or indirect result of any such solicitation or communication.

The Administrative General Partner requires any request to be made in writing by a record holder of limited partner interests with standing to request the list, to comply strictly with all applicable requirements of law and the Partnership Agreement, to state the purpose for which the request is made with sufficient specificity to enable the Administrative General Partner to make the determinations specified above, and to include an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to hold the list in strict confidence, and not to give any information derived from the list to any third party for any purpose whatsoever (other than a mailing house with corresponding obligations of confidentiality),
(2) to reimburse the Partnership for costs reasonably incurred in connection with the request and for the list, including confirming compliance with the undertakings required hereby and (3) to submit to the jurisdiction of the courts of the State of Delaware in any dispute arising in connection with such request and to appoint and maintain RL&F Service Corp., One Rodney Square, Tenth Floor, Wilmington, New Castle County, Delaware 19801 (whose reasonable fees and expenses will be paid by the Partnership) as such person's or entity's agent in the State of Delaware for acceptance of legal process in connection herewith. In addition, in the case of requests made for the purpose of soliciting tenders of the Limited Partners' interests or units in the Partnership or soliciting proxies or consents from Limited Partners or facilitating, assisting or supporting any such solicitation, the Administrative General Partner will, if and to the extent required by applicable law and the Partnership Agreement, make lists available or agree to disseminate such solicitations on behalf of requesting Limited Partners only upon receipt of an undertaking under oath by the person requesting the list and the persons or entities on whose behalf it is requested (1) to conduct the solicitation in accordance with the requirements of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder, including full disclosure of all material facts and (2) to provide a copy of any such solicitation materials to the Administrative General Partner no later than the mailing of such materials to the Limited Partners. It is the view of the Administrative General Partner that the federal securities laws require that any tender offer for limited partner interests or units in the Partnership include rights of proration and withdrawal rights, irrespective of the number of interests or units sought. In accordance with the Partnership Agreement the Administrative General Partner reserves the right to refrain from transferring limited partner interests or units for any reason, including if the Administrative General Partner, based upon advise from counsel, concludes that such acquisition would increase the risk of adverse tax consequences to the Partnership or to the Limited Partners. The Administrative General Partner shall endeavor to respond with reasonable promptness to any such request and reserves its rights to request such further assurances as may be necessary in order to enable it to make any of the determinations specified above and to enforce this Policy on a case-by-case basis as it deems in the best interests of the Partnership and its Limited Partners.