Form 10-Q
period 1998-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 1998-11-16
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                             -----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             -----------------------

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                               SEPTEMBER 30, 1998


                                Table of Contents


PART I.           FINANCIAL INFORMATION                          Page

Item 1.           Financial Statements

                  Statements of Financial Condition                 2
                  (unaudited) at September 30, 1998
                  and December 31, 1997

                  Statements of Operations
                  (unaudited) for the three and nine
                  months ended September 30, 1998 and               3
                  1997

                  Statement of Changes in Partners'
                  Capital (unaudited) for the nine months
                  ended September 30, 1998                          4

                  Statements of Cash Flows
                  (unaudited) for the nine months
                  ended September 30, 1998 and 1997                 5

                  Notes to Financial Statements
                  (unaudited)                                    6-11

Item 2.           Management's Discussion and                   12-13
                  Analysis of Financial Condition and
                  Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                14

Item 6.           Exhibits and Reports on Form 8-K                 14

                  Signatures                                       15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                                 September 30,          December 31,
                                                                     1998                   1997
-------------------------------------------------------------------------------------------------------
Assets:
     Cash                                                    $             6,998    $            6,998
     Marketable securities, at market value                            2,365,628             5,166,462
     Royalty income receivable                                         1,461,326             1,105,048
     Other asset                                                               -                 5,000
                                                               ==================     =================
Total assets                                                 $         3,833,952    $        6,283,508
                                                               ==================     =================

Liabilities and partners' capital:
     Accrued liabilities                                                  63,361                78,770
     Partners' capital                                                 3,770,591             6,204,738
                                                               ==================     =================
Total liabilities and partners' capital                      $         3,833,952    $        6,283,508
                                                               ==================     =================

-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                                    1998                  1997
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                         $             3,758    $           14,984
     Income from product development projects                          1,485,934             1,499,381
     Unrealized (depreciation) appreciation of
       investments and marketable securities                          (1,665,000)              683,701
                                                               ------------------     -----------------
                                                                        (175,308)            2,198,066
                                                               ------------------     -----------------
Expenses:
     General and administrative costs                                     42,731               125,335
                                                               ------------------     -----------------
Net income (loss)                                            $          (218,039)   $        2,072,731
                                                               ==================     =================
Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)                 $            (26.14)   $           248.52
     General partner                                         $         (2,180.39)   $        20,727.31

-------------------------------------------------------------------------------------------------------
For the nine months ended September 30,                                     1998                  1997
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                         $            26,485    $           71,305
     Income from product development projects                          5,151,173             6,552,481
     Unrealized (depreciation) appreciation of
       investments and marketable securities                          (3,930,000)            1,371,828
     Realized gain (loss) on sale of investments
       and marketable securities                                          (1,939)              540,000
                                                               ------------------     -----------------
                                                                       1,245,719             8,535,614
                                                               ------------------     -----------------
Expenses:
     Expenditures under product development
       projects                                                                -                20,483
     General and administrative costs                                    135,195               222,608
                                                               ------------------     -----------------
                                                                         135,195               243,091
                                                               ------------------     -----------------
Net income                                                   $         1,110,524    $        8,292,523
                                                               ==================     =================
Net income per partnership unit:
     Limited partners (based on 8,257 units)                 $            133.15    $           994.26
     General partner                                         $         11,105.24    $        82,925.23

-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                                                   Limited                General
For the nine months ended September 30, 1998                       Partners               Partner                Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                   $         6,138,610    $           66,128    $       6,204,738

Net income                                                             1,099,419                11,105            1,110,524
Cash distributions                                                    (3,509,224)              (35,447)          (3,544,671)

                                                               ------------------     -----------------     ----------------
Balance at September 30, 1998                                $         3,728,805    $           41,786    $       3,770,591
                                                               ==================     =================     ================

----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                                     1998                  1997
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $         1,110,524    $        8,292,523
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                                3,930,000            (1,371,828)

(Increase) decrease in operating assets:
  Marketable securities                                               (1,129,166)              753,466
  Investments                                                                  -            (2,031,424)
  Due from product development project                                         -              (886,544)
  Advances to product development projects                                     -               135,519
  Royalty income receivable                                             (356,278)              768,833
  Other asset                                                              5,000                     -

(Decrease) increase in operating liabilities:
  Due to product development project                                           -              (297,000)
  Accrued liabilities                                                    (15,409)               59,688
                                                               ------------------     -----------------
Cash provided by operating activities                                  3,544,671             5,423,233
                                                               ------------------     -----------------
Cash flows from financing activities:
  Distributions to partners                                           (3,544,671)           (5,421,262)
                                                               ------------------     -----------------

Increase in cash                                                               -                 1,971

Cash at beginning of period                                                6,998                 5,028
                                                               ------------------     -----------------
Cash at end of period                                        $             6,998    $            6,999
                                                               ==================     =================

-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1998 and 1997.
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended September 30, 1998 and 1997 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1998 are not necessarily indicative of results to be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1997, and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31 and June 30, 1998.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                           LIMITED     GENERAL
                                                           PARTNERS    PARTNER
                                                           --------    -------
   I. Until the value of the aggregate distributions for
      each limited partnership unit ("Unit") equals
      $10,000 plus simple interest on such amount
      accrued at 7% per annum for each Unit sold at the
      Initial Closing (6% per annum for each subsequent
      Unit sold up to the 5,000th Unit and 5% per annum
      for each Unit sold thereafter) ("Contribution
      Payout"). At September 30, 1998, Contribution
      Payout ranged from $14,625 per Unit to $17,700 per
      Unit..............................................      99%          1%

  II. After Contribution Payout and until the value of
      the aggregate distributions for each Unit equals
      $50,000 ("Final Payout")..........................      80%         20%

 III. After Final Payout................................      75%         25%

         The Partnership made no distributions during the quarter ended September 30, 1998. The Partnership made cash distributions during the nine months ended September 30, 1998 totaling $3,544,671 ($425 per Unit; $35,447 to the General Partner). At September 30, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,001 and $7,206 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 1998, the cumulative losses for the Partnership were $1,786 per Unit.

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

         The Partnership carried warrants at a zero value in cases where the Sponsor Company's stock was not publicly traded or the exercise period had not been attained. To the extent the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.  MARKETABLE SECURITIES AND INVESTMENTS

    MARKETABLE SECURITIES:

    The Partnership held the following marketable securities:

                                SEPTEMBER 30, 1998         DECEMBER 31, 1997
                              -----------------------   ------------------------
                                MARKET       COST         MARKET        COST
                              ----------- -----------   -----------  -----------
Money market fund             $ 1,525,626 $ 1,525,626   $    98,335  $    98,335
Cygnus, Inc. (255,000 common
              shares)                 ---         ---     5,068,127    2,524,500
             (240,000 common
              shares)             840,002   2,376,000           ---          ---
                              ----------- -----------   -----------  -----------
                              $ 2,365,628 $ 3,901,626   $ 5,166,462  $ 2,622,835
                              =========== ===========   ===========  ===========

         In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). During the nine months ended September 30, 1998, the Partnership sold 15,000 Cygnus shares (with a carrying value of $298,125) for proceeds, net of commissions, of $296,186 ($19.75 per share). The market value of Cygnus stock as of September 30, 1998, was $3.50 per share as compared to a market value of $10.4375 and $19.875 per share as of June 30, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its Cygnus shares of $1,665,000 and $3,930,000 for the three months and nine months ended September 30, 1998, respectively. The market value of the Cygnus stock at September 30, 1997, was $19.75 per share as compared to a carrying value of $17.25 and $14.50 per share at June 30, 1997 and December 31, 1996, respectively. The Partnership recognized unrealized appreciation of $637,500 and $1,338,750 on its warrant to purchase 255,000 Cygnus shares for the three and nine months ended September 30, 1997.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 3 CONTINUED)

         INVESTMENTS:

         During the nine months ended September 30, 1997, the Partnership sold a warrant to purchase 200,000 shares of OEC Medical Systems, Inc., ("OEC") with a carrying value as of December 31, 1996 of $460,000, for proceeds of $1,000,000 and recognized a gain in the amount of $540,000 for the nine months ended September 30, 1997.

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

         In February 1995, a Class A limited partner of SCP commenced an action against the general partner of SCP and others. The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class"). On December 2, 1997, the parties entered into a proposed settlement (the "SCP Settlement") whereby the initial settlement payment to the SCP Class would aggregate $16.5 million; class counsel would limit their request for attorney's fees and costs to $3.0 million; and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the U.S. Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). On January 16, 1998, the SCP Settlement received final approval from the court. On January 26, 1998, class counsel was awarded $3.0 million in fees and costs to be paid out of the initial settlement payment. On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP and, simultaneously, SCP was terminated.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 5 CONTINUED)

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and is entitled to receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the nine months ended September 30, 1998 and 1997, the Partnership received and/or accrued income from CP III in the amount of $3,889,319 and $6,529,019 respectively.

         If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of September 30, 1998, the Partnership held no warrants.

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

         The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of September 30, 1998, the Partnership has not accrued income related to the settlement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital decreased from $6.2 million at December 31, 1997, to $3.8 million at September 30, 1998 resulting from the recognition of income of $1.1 million for the nine months ended September 30, 1998 (as more fully explained in Results of Operations below) offset by a cash distribution to Partners of $3.5 million.

         The Partnership's working capital is invested in marketable securities including a money market fund. Liquid assets at September 30, 1998 and December 31, 1997 were $2.4 and $5.2 million, respectively. The decrease of $2.8 million was due primarily to a decline from December 31, 1997 to September 30, 1998 in the market value of securities held by the Partnership of $3.9 million offset by proceeds received from a Project of $1.2 million. The balance of liquid assets will be used for the payment of administrative costs related to managing the Partnership's business and future distributions to the Partners.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997:

         Net income (loss) for the quarters ended September 30, 1998 and 1997 was $(0.2) million and $2.1 million, respectively. The unfavorable variance of $2.3 million resulted primarily from a decrease in revenues.

         Revenues for the quarters ended September 30, 1998 and 1997 were $(0.2) million and $2.2 million, respectively. The decrease was due to an unfavorable change in unrealized appreciation (depreciation) of investments and marketable securities relating to the Partnership's investment in shares of Cygnus stock. Unrealized appreciation (depreciation) of investments and marketable securities for the quarters ended September 30, 1998 and 1997 was $(1.7) million and $0.7 million, respectively. The market value of Cygnus shares decreased from $10.4375 per share at June 30, 1998 to $3.50 per share at September 30, 1998 resulting in the recognition of unrealized depreciation of $1.7 million for the three months ended September 30, 1998 on the Partnership's investment of 0.24 million shares. For the three months ended September 30, 1997, the Partnership recognized unrealized appreciation of $0.7 million with respect to its warrant to purchase
0.255 million common shares of Cygnus. The market value of the shares increased from $17.25 per share as of June 30, 1997 to $19.75 per share at September 30, 1997.

         There were no material variances in expenses for the quarter ended September 30, 1998 as compared to the same period in 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

         Net income for the nine months ended September 30, 1998 and 1997 was $1.1 million and $8.3 million, respectively. The unfavorable variance of $7.2 million resulted primarily from a decrease in revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Revenues for the nine months ended September 30, 1998 and 1997 were $1.3 million and $8.5 million, respectively. The decrease of $7.2 million was due primarily to decreases of $1.4 million in income from product development projects; $0.5 million in gain on the sale of investments and marketable securities; and an unfavorable change in unrealized appreciation (depreciation) of investments and marketable securities of $5.3 million. For the nine months ended September 30, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC with a carrying value equal to its intrinsic value as of December 31, 1996 of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Income from product development projects for the nine months ended September 30, 1998 and 1997 was $5.2 million and $6.6 million, respectively. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership) for an initial payment and the right to receive quarterly future payments based upon sales of certain products developed by CP III. The Partnership received and/or accrued income due from CP III of $6.6 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Partnership received and/or accrued income due in connection with its former investment in CP III of $3.9 million. Also during this period, the Partnership recognized income from its former investment in SCP in the amount of $1.2 million representing its share of the initial settlement payment received as a Class A limited partner of SCP. Unrealized appreciation (depreciation) of investments and marketable securities for the nine months ended September 30, 1998 and 1997 was $(3.9) million and $1.4 million, respectively. The market value of the Partnership's investment in 0.24 million shares of Cygnus decreased from $19.875 per share as of December 31, 1997 to $3.50 per share at September 30, 1998. The market value of the Cygnus shares increased from $14.50 per share as of December 31,1996 to $19.75 per share at September 30, 1997, resulting in the recognition of unrealized appreciation of $1.4 million on the Partnership's warrant to purchase 0.255 Cygnus shares.

         There were no material variances in expenses for the nine months ended September 30, 1998 as compared to the same period in 1997.

YEAR 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing are in progress and expected to be completed by year-end. Final testing is expected to be completed by May 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect that the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate the status of the Year 2000 Issue with third parties in March 1999 to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III.

             Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997.

         ACTION AGAINST AMGEN BOULDER, INC.

             Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1997 and the Partnership's Form 10-Q for the quarter ended March 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)  EXHIBITS:

             None

         B)  REPORTS ON FORM 8-K:

             None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of November 1998.

                                 PAINEWEBBER R&D PARTNERS II, L.P.


                                 By: PaineWebber Technologies II, L.P.
                                     (General Partner)


                                 By: PWDC Holding Company
                                     (general partner of the General Partner)


                                 By: /s/ Dhananjay M.Pai
                                     -------------------
                                     Dhananjay M.Pai
                                     President*


                                 By: /s/ Anthony M. DiIorio
                                     ----------------------
                                     Anthony M. DiIorio
                                     Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.