Form 10-K
period 1998-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 1999-03-30
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    Form 10-K

              (X) Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1998
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                  -------------

           Securities registered pursuant to Section 12(b) of the Act:

                                  -------------
                                                        Name of each exchange on
Title of each class                                         which registered
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

                                  -------------

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

                                     PART I

Item 1.  Business.

     PaineWebber R&D Partners II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG"). The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies") which were expected to address significant market opportunities. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

     During the year ended December 31, 1998, the Partnership had current activity with three Sponsor Companies: Centocor, Inc., Genzyme Corporation and Amgen Boulder, Inc. (formerly, Synergen, Inc.). The remaining Projects have either terminated or are near termination. (See Exhibit B, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.) In addition to investments in Projects, as of December 31, 1998, the Partnership owned marketable securities as described in
Note 3 of the "Notes to Financial Statements" on pages F-9 through F-15 included in this filing on Form 10-K.

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

(Item 1 Continued)

Distributions

     All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                               Limited   General
                                                               Partners  Partner
                                                               --------  -------
I.   Until the value of the aggregate distributions for each
     limited partnership unit ("Unit") equals $10,000 plus
     simple interest on such amount accrued at 7% per annum for each Unit sold at  the Initial Closing (6% per annum for
     each subsequent Unit sold  up to the 5,000th Unit and 5%
     per annum for each Unit sold thereafter) ("Contribution
     Payout").  At December 31, 1998, Contribution Payout
     ranged from $14,750 per Unit to $17,875 per Unit..........   99%        1%

II.  After Contribution Payout and until the value of the
     aggregate distributions for each Unit equals $50,000
     ("Final Payout")..........................................   80%       20%

III. After Final Payout........................................   75%       25%

     At December 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,332 and $7,206 per Unit, respectively.

Profit and Loss Allocation

     Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1998, the cumulative losses for the Partnership were $1,573 per Unit.

Other

     On February 8, 1999, SkyRise Investors LLC commenced an offer to purchase (the "Offer") up to 4.9% of the total Units (404 Units) of the Partnership at a cash price of $2,200 per Unit subject to reduction for certain distributions and expenses. The Offer expired on March 5, 1999. On March 3, 1999, PharmaInvest, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd. (collectively, the "Purchasers") commenced a tender offer to purchase (the "Tender Offer") up to 3,000 Units of the Partnership at a cash price per Unit of $6,000 subject to reduction for certain distributions. The Tender Offer will expire on March 31, 1999, unless otherwise extended. The Purchasers and their affiliates currently own 18.2% of the Units. If the Purchasers acquire 2,624 Units pursuant to the Tender Offer, the Purchasers and their affiliates would own 50% of the Units and could effectively control the management, policies and affairs of the Partnership. The General Partner has recommended that the Partners reject the offer and not tender their Units pursuant to the Tender Offer.

     At December 31, 1998, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership has been engaged in one primary business segment, the management of investments in technology products and companies.

Item 2.  Properties.

     The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3.  Legal Proceedings.

Action Against Centocor, Inc.

     As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1997, the Partnership commenced a derivative action in the Chancery Court of Delaware (the "Court") in July 1995 against Centocor, Inc. ("Centocor") and Centocor Development Corporation III ("CDC III"), a wholly-owned subsidiary of Centocor, arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992.

     In 1987 and 1988, the Partnership and others purchased limited partnership interests in Centocor Partners III, L.P. ("CP III"), a limited partnership of which CDC III is the general partner, which was established to develop and sell CentoRx, a Centocor drug now known as ReoPro. The Partnership owned approximately 25% of the limited partnership interests of CP III.

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

     The Partnership's complaint alleged, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor, however, had taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint sought to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

     Centocor answered the Partnership's complaint, as well as a similar complaint filed by John E. Abdo, another limited partner of CP III, denying the material allegations of those complaints and asserting purported affirmative defenses, and third-party claims against PWG, PWDC and PaineWebber Incorporated ("PWI").

     In April 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against two of PWDC's nominees to the CDC III Board of Directors. In July 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should be the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. Mr. Abdo and Centocor also moved to disqualify the Partnership. In January 1997, the Court granted Mr. Abdo's motion to amend his complaint to assert claims against the PWDC nominees. The Court did not rule on the motions to disqualify.

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

(Item 3 Continued)

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

     Mr. Abdo and Pharmaceutical Partners II, L.P., another former limited partner of CP III, have objected to the proposed settlement. They asserted, among other things, that the consideration was inadequate and that the proposed allocations of the consideration among the classes of former limited partners of CP III improperly favors the Partnership. On September 4, 1997, the Court held a hearing on the objections and reserved decision. On March 15, 1999, the Court issued a memorandum opinion and order approving the settlement as fair and reasonable.

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

Action Against Amgen Boulder, Inc.

     As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1997, in 1991 Synergen, Inc. (now Amgen Boulder, Inc.) formed Synergen Clinical Partners, L.P. ("SCP") to fund the research and development of Interleukin-Receptor Antagonist ("IL-lra") as a potential treatment of various inflammatory diseases, with an emphasis on sepsis and rheumatoid arthritis. The Partnership owned approximately 11% of the Class A limited partnership interests of SCP. Synergen, Inc. terminated its research and development program for sepsis in August 1994, and, in December 1994, Synergen, Inc. was acquired by Amgen Inc. ("Amgen"). Research into the potential use of IL-lra for rheumatoid arthritis is ongoing.

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

     On December 2, 1997, the parties and PWDC entered into an agreement revising the proposed settlement. The agreement provided, among other things:
Amgen would increase the initial settlement payment to $16.5 million; class counsel would limit their request for attorney's fees and costs to $3.0 million; and Amgen would provide the class with rights to additional payments of $9.0 million (if the Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). If remitted, all additional payments will be made to the Partners as part of the class and not the Partnership.

     On January 16, 1998, the court granted final approval of the revised settlement. On January 26, 1998, the court awarded class counsel $3.0 million in fees and costs to be paid out of the initial settlement payment. In March 1998, SCP distributed the initial settlement payment to the class. The Partnership received $1.249 million which it distributed to the Partners in April 1998.

In re: PaineWebber Limited Partnership Litigation

     PaineWebber Technologies II, L.P., the General Partner of the Partnership, was named as a defendant in a class action lawsuit against PWI and a number of its affiliates in the United States District Court for the Southern District of New York ("U.S. Court") relating to PWI's sale of approximately 70 direct investment offerings, including the offering of interests in the Partnership. As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1997, the litigation was settled prior to January 1, 1998, and administration of the settlement is ongoing.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no existing public market for the Units, and no such market is expected to develop. Units are transferable subject to certain restrictions as set forth in the Partnership Agreement and applicable securities laws. As of December 31, 1998, there were 5,527 Limited Partners.

     The Partnership distributes to its Partners, when available, the net proceeds from royalty distributions, interest payments on portfolio securities, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy has been to distribute common stock (or cash from the sale of common stock) to the Partners once the restriction period on saleability has lapsed and market conditions are favorable. The Partnership's cash distributions to its Partners totaled $6,305,344 ($756 per Unit; $63,052 to the general partnership interest) for the year ended December 31, 1998. For the years ended December 31, 1997 and 1996, cash distributions to the Partners were $5,921,686 ($710 per Unit; $59,216 to the general partnership interest) and $2,341,597 ($281 per Unit; $21,380 to the general partnership interest), respectively.

Item 6.  Selected Financial Data.

     See the "Selected Financial Data" on Page F-2 in this filing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Partners' capital at December 31, 1998 was $2.8 million compared to $6.2 million at December 31, 1997. The decrease in partners' capital of $3.4 million was a result of net income of $2.9 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $6.3 million.

     The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets at December 31, 1998, were $1.4 million compared to $5.2 million at December 31, 1997. The decrease in liquid assets of $3.8 million is primarily due to a decrease of $3.6 million in the market value of securities held by the Partnership from December 31, 1997 to December 31, 1998.

(Item 7 Continued)

Results of Operations

     Year ended December 31, 1998 compared to the year ended December 31, 1997:

     Net income for the years ended December 31, 1998 and 1997 was $2.9 million and $9.1 million, respectively. The decrease of $6.2 million resulted from decreases in revenues of $6.4 million and expenses of $0.2 million.

     Revenues for the year ended December 31, 1998 were $3.0 million as compared to $9.4 million for the year ended December 31, 1997. The decrease of $6.4 million resulted from an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $5.0 million, and decreases in income from product development projects and realized gain on sale of investments and marketable securities of $0.8 million and $0.6 million, respectively. Unrealized (depreciation) appreciation of marketable securities for the years ended December 31, 1998 and 1997 was $(3.6) million and $1.4 million, respectively, resulting primarily from the Partnership's investment in Cygnus, Inc. ("Cygnus"). For the year ended December 31, 1998, the Partnership recorded its investment of 0.24 million Cygnus shares at a market value of $1.2 million ($4.875 per share) as compared to a market value of $4.8 million ($19.875 per share) at December 31, 1997. The market value of Cygnus increased from $14.50 per share at December 31, 1996 to $19.875 per share at December 31, 1997. The Partnership recognized unrealized appreciation of $1.4 million on its investment of 0.255 million Cygnus shares for the year ended December 31, 1997. Income from product development projects was $6.6 million and $7.4 million for the years ended December 31, 1998 and 1997, respectively. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment and the right to receive future payments based upon sales of certain products developed by CP III. For the years ended December 31, 1998 and 1997 the Partnership received and/or accrued income due in connection with its investment in CP III of $5.4 and $7.4 million, respectively. Also, during the year ended December 31, 1998, the Partnership recognized income of $1.2 million in connection with its investment in SCP representing the Partnership's share of a settlement payment as a former partner of SCP. During the year ended December 31, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC Medical Systems, Inc. ("OEC") with a carrying value as of December 31, 1996 of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale.

     Expenses decreased from $0.4 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998 resulting from the decreased activity of the Partnership.

     Year ended December 31, 1997 compared to the year ended December 31, 1996:

     Net income increased from $0.2 million for the year ended December 31, 1996 to $9.1 million for the year ended December 31, 1997. The increase of $8.9 million was attributable to an increase in revenues of this amount.

     Revenues for the years ended December 31, 1997 and 1996 were $9.5 million and $0.6 million, respectively. The increase of $8.9 million was due primarily to increases of $5.5 million in income from product development projects; $0.9 million in realized gain on the sale of investments and marketable securities; and change in unrealized appreciation of investments of $2.9 million offset by a decrease of $0.5 million in realized gain on sale of product development projects. On January 31, 1997, Centocor

(Item 7 Continued)

exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership). The Partnership received an initial payment and the right to receive future payments based upon sales of certain products developed by CP III. For the year ended December 31, 1997, the Partnership received and/or accrued income due in connection with its investment in CP III of $7.4 million. During the same period in 1996 the Partnership accrued income from product development projects of $1.9 million. During the year ended December 31, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC with a carrying value as of December 31, 1996, of $0.5 million for proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. During this same period in 1996, the Partnership sold 0.056 million shares of Cygnus for proceeds of $0.9 million with a carrying value of $1.3 million ($22.375 per share) at December 31, 1995 and realized a loss of $0.4 million. Unrealized appreciation (depreciation) of investments and marketable securities for the years ended December 31, 1997 and 1996 was $1.3 million and $(1.6) million, respectively, resulting primarily from the Partnership's investments in Cygnus. For the year ended December 31, 1997, the Partnership recognized unrealized appreciation of $1.3 million with respect to its investment of 0.255 million common shares of Cygnus. The market value of Cygnus increased from $14.50 per share as of December 31, 1996 to $19.875 per share at December 31, 1997. For the year ended December 31, 1996, the Partnership recognized unrealized depreciation of $1.5 million resulting primarily from a decrease of $2.0 million in the intrinsic value of its warrant to purchase 0.255 million shares of Cygnus stock offset by the recording of its warrant to purchase 0.2 million shares of OEC stock at $0.5 million. The market value of Cygnus stock decreased from $5.7 million ($22.375 per share) at December 31, 1995 to $3.7 million ($14.50 per share) at December 31, 1996. At December 31, 1996, the market value of OEC stock of $15.00 per share exceeded the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $0.5 million. On July 2, 1996, the Partnership and FOCUS Surgery, Inc. ("FOCUS") entered into a Letter Agreement whereby the Partnership consented to the sale by FOCUS of the technology developed under the product development agreement between FOCUS and the Partnership. The Partnership received $0.5 million and recognized a gain of this amount.

     Expenses for the years ended December 31, 1997 and 1996 were comparable at $0.3 million each year.

Year 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing were completed at year-end. Final testing is expected to be completed by May 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent.

(Item 7 Continued)

     The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect the Year 2000 Issue to adversely affect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise. The success of Sponsor Companies in achieving Year 2000 compliance cannot be adequately gauged at this time. To date, the Partnership has no contingency plan in place but intends to evaluate in May 1999 the status of the Year 2000 Issue with third parties to determine whether such a plan is necessary.

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

     The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC and PWDC Holding Company at December 31, 1998:

            Name                  Age          Position and Date Appointed
-----------------------------     ---    ---------------------------------------
Directors
     Dhananjay M. Pai             36     Director since December 1996
     Gerald F. Goertz, Jr.        41     Director since April 1995
     William J. Nolan             51     Director since February 1997

Executive Officers
     Dhananjay M. Pai             36     President since December 1996
     William J. Nolan             51     Treasurer since February 1997
     Dorothy F. Haughey           74     Secretary since July 1985 for PWDC
                                         Secretary since December 1991 for PWDC
                                         Holding Company

     The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.

(Item 10 Continued)

Directors

     Mr. Pai is a Managing Director of PWI. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, Inc. an Advisory Board Member of Rifkin Acquisition Partners LLLP, and either a Director or Officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 1999 of more than five percent of the Registrant's Units.

                                                                   Percent of
Class           Name and Address                    Amount           Class
------          ----------------                    ------           -----
Limited         Bioventure Investments, KFT     1,188.5 Units        14.39%
Partnership     Budapest, Hungary
Units

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

Report on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 1999.

         PAINEWEBBER R&D PARTNERS II, L.P.

         By: PaineWebber Technologies II, L.P.
             (General Partner)

         By: PWDC Holding Company
             (General partner of the General Partner)

         By: /s/ Dhananjay M. Pai
             --------------------
             Dhananjay M. Pai
             President and Principal Executive Officer

         By: /s/ Anthony M. DiIorio
             ----------------------
             Anthony M. DiIorio
             Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 31st day of March 1999.

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
                        (a Delaware Limited Partnership)

                          Index to Financial Statements

Description                                                        Page
-----------                                                        ----

Index to Financial Statements                                      F-1

Selected Financial Data                                            F-2

Quarterly Financial Information (Unaudited)                        F-3

Report of Independent Auditors                                     F-4

Statements of Financial Condition,
    at December 31, 1998 and 1997                                  F-5

Statements of Operations,
    for the years ended December 31, 1998, 1997 and 1996           F-6

Statements of Changes in Partners' Capital,
    for the years ended December 31, 1998, 1997 and 1996           F-7

Statements of Cash Flows,
    for the years ended December 31, 1998, 1997 and 1996           F-8

Notes to Financial Statements                                      F-9 to F-15


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
---------------------------------------------------------------------------------------------------------------
Years ended December 31,              1998            1997           1996            1995            1994
---------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                     $    3,059,554 $     9,430,203 $      583,230 $      7,133,197 $    10,743,055

   Net income  (A)              $    2,887,660 $     9,073,034 $      226,748 $      6,431,753 $     9,385,257

Net income per partnership unit (A):

   Limited partners (B)         $       346.23 $      1,087.84 $        27.19 $         771.16 $      1,125.27

   General partner              $    28,876.60 $     90,730.34 $     2,267.48 $      64,317.53 $     93,852.57

Financial Condition:

   Total assets                 $    2,866,048 $     6,283,508 $    3,447,578 $      5,265,725 $    12,875,809

   Partners' capital            $    2,787,054 $     6,204,738 $    3,053,390 $      5,168,239 $    12,724,367

   Distributions to partners:
       Cash                     $    6,305,344 $     5,921,686 $    2,341,597 $      1,084,252 $       417,020
       Cygnus, Inc. common
         stock (at market
         value) (C)             $            - $             - $            - $     12,903,629 $             -
       Alkermes, Inc. common
         stock (at market
         value) (C)             $            - $             - $            - $              - $     1,985,385

---------------------------------------------------------------------------------------------------------------

(A) In 1994, amounts are reflective of the cumulative effect of adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
(B) Based on 8,257 partnership units.
(C) At date of distribution.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                        Net Income (Loss)
                                          Net Income                  Per Partnership Unit (A)
                      Revenues              (Loss)           Limited Partners      General Partner
-----------------------------------------------------------------------------------------------------
Calendar 1998

4th Quarter     $      1,813,835     $      1,777,136     $            213.08  $           17,771.38

3rd Quarter             (175,308)            (218,039)                 (26.14)             (2,180.39)

2nd Quarter             (201,368)            (246,384)                 (29.54)             (2,463.84)

1st Quarter            1,622,395            1,574,947                  188.83              15,749.45

-----------------------------------------------------------------------------------------------------

Calendar 1997

4th Quarter     $        894,589     $        780,511     $             93.57  $            7,805.11

3rd Quarter            2,198,066            2,072,731                  248.52              20,727.31

2nd Quarter            1,640,623            1,595,736                  191.33              15,957.36

1st Quarter            4,696,925            4,624,056                  554.42              46,240.56

-----------------------------------------------------------------------------------------------------

Calendar 1996

4th Quarter     $      1,124,684     $      1,055,418     $            126.55  $           10,554.18

3rd Quarter            1,240,669            1,193,791                  143.13              11,937.91

2nd Quarter           (1,378,241)          (1,488,265)                (178.44)            (14,882.65)

1st Quarter (B)         (403,882)            (534,196)                 (64.05)             (5,341.96)

-----------------------------------------------------------------------------------------------------

(A) Based on 8,257 limited partnership units and a 1% general partnership interest.
(B) Revenues have been restated from the reported amount at March 31, 1996, in the amount of $3,013.

Report of Independent Auditors


To the Partners of PaineWebber R&D Partners II, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP
---------------------
Ernst & Young

New York, New York
March 20, 1999

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
                                                  December 31,     December 31,
                                                          1998             1997
--------------------------------------------------------------------------------
Assets:

    Cash                                      $          6,998  $         6,998

    Marketable securities, at market value           1,433,536        5,166,462

    Royalty income receivable                        1,425,514        1,105,048

    Other asset                                              -            5,000

                                                ---------------   --------------
Total assets                                  $      2,866,048  $     6,283,508
                                                ===============   ==============

Liabilities and partners' capital:

    Accrued liabilities                       $         78,994  $        78,770

    Partners' capital                                2,787,054        6,204,738

                                                ---------------   --------------
Total liabilities and partners' capital       $      2,866,048  $     6,283,508
                                                ===============   ==============

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations


For the years ended December 31,                             1998             1997             1996
----------------------------------------------------------------------------------------------------
Revenues:
    Interest income                              $         33,528  $        74,879   $       40,989
    Net realized gain on sale of product
      development projects                                      -                -          552,001
    Income from product development projects            6,627,965        7,412,556        1,908,249
    Unrealized (depreciation) appreciation of
      investments and marketable securities            (3,600,000)       1,370,627       (1,534,475)
    Net realized (loss) gain on sale of
      investments and marketable securities                (1,939)         572,141         (383,534)
                                                   ---------------   --------------    -------------
                                                        3,059,554        9,430,203          583,230
                                                   ---------------   --------------    -------------
Expenses:
    Expenditures under product development
      projects                                                  -           20,483                -
    Management fee                                              -                -          137,010
    General and administrative costs                      171,894          336,686          219,472
                                                   ---------------   --------------    -------------
                                                          171,894          357,169          356,482
                                                   ---------------   --------------    -------------

Net income                                       $      2,887,660  $     9,073,034   $      226,748
                                                   ===============   ==============    =============

Net income per partnership unit:
    Limited partners (based on 8,257 units)      $         346.23  $      1,087.84   $        27.19
    General partner                              $      28,876.60  $     90,730.34   $     2,267.48
----------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Changes in Partners' Capital


                                                      Limited           General
Years ended December 31, 1998, 1997 and 1996          Partners          Partner           Total
----------------------------------------------------------------------------------------------------
Balance at January 1, 1996                       $      5,114,512  $        53,727   $    5,168,239

Net income                                                224,481            2,267          226,748
Cash distributions to partners                         (2,320,217)         (21,380)      (2,341,597)
                                                   ---------------   --------------    -------------

Balance at December 31, 1996                            3,018,776           34,614        3,053,390

Net income                                              8,982,304           90,730        9,073,034
Cash distributions to partners                         (5,862,470)         (59,216)      (5,921,686)
                                                   ---------------   --------------    -------------

Balance at December 31, 1997                            6,138,610           66,128        6,204,738

Net income                                              2,858,783           28,877        2,887,660
Cash distributions to partners                         (6,242,292)         (63,052)      (6,305,344)
                                                   ---------------   --------------    -------------

Balance at December 31, 1998                     $      2,755,101  $        31,953   $    2,787,054
                                                   ===============   ==============    =============

----------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows

For the years ended December 31,                             1998             1997             1996
----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                       $      2,887,660  $     9,073,034   $      226,748
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                 3,600,000       (1,370,627)       1,534,475

Decrease (increase) in operating assets:
  Marketable securities                                   132,926       (1,723,638)         361,762
  Investments                                                   -          460,000          610,501
  Interest receivable                                           -                -            5,518
Advances to product development projects                        -          135,519           33,770
  Royalty income receivable                              (320,466)        (330,214)        (728,709)
  Other asset                                               5,000           (5,000)               -

(Decrease) increase in operating liabilities:
  Due to product development company                            -         (297,000)         297,000
  Accrued liabilities                                         224          (18,418)            (298)
                                                   ---------------   --------------    -------------
Cash provided by operating activities                   6,305,344        5,923,656        2,340,767
                                                   ---------------   --------------    -------------

Cash flows from financing activities:
  Distributions to partners                            (6,305,344)      (5,921,686)      (2,341,597)
                                                   ---------------   --------------    -------------

Increase (decrease) in cash                                     -            1,970             (830)

Cash at beginning of year                                   6,998            5,028            5,858
                                                   ---------------   --------------    -------------

Cash at end of year                              $          6,998  $         6,998   $        5,028
                                                   ===============   ==============    =============

----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended December 31, 1998, 1997 and 1996.
----------------------------------------------------------------------------------------------------
See notes to financial statements.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 1 Continued)

     All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                Limited          General
                                                                                Partners         Partner
                                                                                --------         --------
  I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial Closing
     (6% per annum for each subsequent Unit sold up to the 5,000th Unit and
     5% per annum for each Unit sold thereafter) ("Contribution Payout"). At
     December 31, 1998, Contribution Payout ranged from $14,750 per Unit to
     $17,875 per Unit.........................................................    99%               1%

 II. After Contribution Payout and until the value of the aggregate
     distributions for each Unit equals $50,000 ("Final Payout")..............    80%              20%

III. After Final Payout.......................................................    75%              25%

     The Partnership made cash distributions during the year ended December 31, 1998 totaling $6,305,344 ($756 per Unit; $63,052 to the General Partner). At December 31, 1998, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,332 and $7,206 per Unit, respectively.

     Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1998, the cumulative losses for the Partnership were $1,573 per Unit.

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

3.   Marketable Securities and Investments

     Marketable Securities:

     The Partnership held the following marketable securities:

                                                    December 31, 1998                    December 31, 1997
                                            --------------------------------       ------------------------------
                                                Market              Cost               Market            Cost
                                            --------------      ------------       --------------    ------------
Money market fund                           $    263,534        $    263,534       $     98,335      $     98,335
Cygnus, Inc.
    (240,000 shares and 255,000 shares
     at December 31, 1998 and 1997,
     respectively)                             1,170,002           2,376,000          5,068,127         2,524,500
                                               ---------           ---------          ---------         ---------

                                            $  1,433,536        $  2,639,534       $  5,166,462      $  2,622,835
                                               =========           =========          =========         =========

     In September 1997, the Partnership exercised its warrant for 255,000 shares of Cygnus, Inc. ("Cygnus") at an aggregate exercise price of $2,524,500 ($9.90 per share). During the year ended December 31, 1998, the Partnership sold 15,000 Cygnus shares (with a carrying value of $298,125) for proceeds, net of commissions, of $296,186 ($19.75 per share). The market value of Cygnus stock as of December 31, 1998, was $4.875 per share as compared to a market value of $19.875 per share as of December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation on its Cygnus shares of $3,600,000 for the year ended December 31, 1998. The market value of the Cygnus stock at December 31, 1996, was $14.50 per share and, accordingly, the Partnership recognized unrealized appreciation of $1,370,627 on its investment of 255,000 Cygnus shares for the year ended December 31, 1997.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 3 Continued)

      Investments:

      As of December 31, 1996, the Partnership recorded its warrants to purchase common shares of Cygnus (with an exercise price of $9.90 per share) and OEC Medical Systems, Inc. ("OEC") (with an exercise share of $12.70 per share) as investments with carrying values equal to their intrinsic values (which approximate fair value). In 1996, the Partnership exercised its warrant to purchase 45,000 shares of Cygnus stock at an aggregate exercise price of $445,500 and subsequently sold the shares for net proceeds of $676,762. The value of the shares related to these warrants at December 31, 1995, was $1,006,875 ($22.375 per share). Accordingly, the Partnership recognized a loss upon the sale of $330,113. The market value of Cygnus stock as of December 31, 1996 was $14.50 per share as compared to a market value of $22.375 per share as of December 31, 1995. Accordingly, the Partnership recognized unrealized depreciation of $2,008,125 on its warrant to purchase 255,000 Cygnus shares for the year ended December 31, 1996. In September 1997, the Partnership exercised the warrant for 255,000 Cygnus shares (see Marketable Securities). At December 31, 1996, the market value of OEC stock of $15.00 per share exceed the exercise price of the warrant of $12.70 per share. The Partnership recorded its investment in the OEC warrant at its intrinsic value of $460,000 and recognized unrealized appreciation of this amount. During 1997, the Partnership sold the OEC warrant for proceeds of $1,000,000 and recognized a gain in the amount of $540,000.

4.   Related Party Transactions

     The Manager is entitled to receive a management fee for services rendered to the Partnership. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. The management fees paid by the Partnership to the Manager were $137,010 for the year ended December 31, 1996.

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

     In February 1995, a Class A limited partner of SCP commenced an action against the general partner of SCP and others. The complaint alleged that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe. The complaint sought damages on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class"). On December 2, 1997, the parties entered into a proposed settlement (the "SCP Settlement") whereby the initial settlement payment to the SCP Class would aggregate $16.5 million; class counsel

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 5 Continued)

would limit their request for attorney's fees and costs to $3.0 million; and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the U.S. Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year 2020). On January 16, 1998, the SCP Settlement received final approval from the court. On January 26, 1998, class counsel was awarded $3.0 million in fees and costs to be paid out of the initial settlement payment. On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP and, simultaneously, SCP was terminated. If remitted, all additional payments pursuant to the SCP Settlement will be made to the Partners as part of the SCP Class and not the Partnership.

     On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and is entitled to receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the years ended December 31, 1998 and 1997, the Partnership received and/or accrued income from CP III in the amount of $5,365,598 and $7,377,329 respectively.

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

     If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of December 31, 1998, the Partnership held no warrants.

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

     The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of December 31, 1998, the Partnership has not accrued income related to the settlement.

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

     Mr. Abdo and Pharmaceutical Partners, L.P., another former limited partner of CP III, have objected to the proposed settlement. They have asserted, among other things, that the consideration is inadequate and that the proposed allocations of the consideration among the classes of former limited partners of CP III improperly favors the Partnership. On September 4, 1997, the Court held a hearing on the objections and reserved decision (see note 8).

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

8.   Subsequent Event

     On March 15, 1999, the Court issued a memorandum opinion and order approving the proposed settlement in the derivative action against Centocor and CDC III as fair and reasonable.