Form 10-Q
period 1999-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 1999-05-17
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______


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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                 March 31, 1999


                                Table of Contents

PART I.      FINANCIAL INFORMATION                                       Page

Item 1.      Financial Statements

             Statements of Financial Condition (unaudited) at               2
             March 31, 1999 and December 31, 1998

             Statements of Operations
             (unaudited) for the three months
             ended March 31, 1999 and 1998                                  3

             Statement of Changes in Partners' Capital
             (unaudited) for the three months
             ended March 31, 1999                                           3

             Statements of Cash Flows
             (unaudited) for the three months
             ended March 31, 1999 and 1998                                  4

             Notes to Financial Statements
             (unaudited)                                                 5-10

Item 2.      Management's Discussion and Analysis of Financial          11-12
             Condition and Results of Operations

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             13

Item 5.      Other Information                                             13

Item 6.      Exhibits and Reports on Form 8-K                              13

             Signatures                                                    14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)


                                                                       March 31,           December 31,
                                                                            1999                   1998
-------------------------------------------------------------------------------------------------------
Assets:

      Cash                                                    $            6,998    $             6,998

      Marketable securities, at market value                           2,061,482              1,433,536

      Royalty income receivable                                        1,487,679              1,425,514

                                                              ------------------    -------------------
Total assets                                                  $        3,556,159    $         2,866,048
                                                              ==================    ===================

Liabilities and partners' capital:

      Accrued liabilities                                     $          141,890    $            78,994

      Partners' capital                                                3,414,269              2,787,054

                                                              ------------------    -------------------
Total liabilities and partners' capital                       $        3,556,159    $         2,866,048
                                                              ==================    ===================

-------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)


For the three months ended March 31,                                        1999                   1998
-------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                         $            3,700    $             7,539
      Income from product development projects                         1,522,910              2,426,795
      Unrealized appreciation (depreciation) of
        marketable securities                                            629,998               (810,000)
      Gain (loss) on sale of investments and marketable
        securities                                                                               (1,939)
                                                              ------------------    -------------------
                                                                       2,156,608              1,622,395
                                                              ------------------    -------------------
Expenses:
      General and administrative costs                                    69,823                 47,448
                                                              ------------------    -------------------

Net income                                                    $        2,086,785    $         1,574,947
                                                              ==================    ===================

Net income per partnership unit:

      Limited partners (based on 8,257 units)                 $           250.20    $            188.83
      General partner                                         $        20,867.85    $         15,749.47
-------------------------------------------------------------------------------------------------------
See notes to financial statements.

Statement of Changes in Partners' Capital
(unaudited)

                                                                    Limited                General
For the three months ended March 31, 1999                           Partners               Partner                Total
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                  $        2,755,101    $            31,953    $       2,787,054

Net income                                                             2,065,917                 20,868            2,086,785
Cash distribution to partners                                         (1,444,975)               (14,595)          (1,459,570)
                                                              ------------------    -------------------    -----------------

Balance at March 31, 1999                                     $        3,376,043    $            38,226    $       3,414,269
                                                              ==================    ===================    =================
----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)


For the three months ended March 31,                                        1999                   1998
-------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                    $        2,086,785    $         1,574,947
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized (apprectiation) depreciation of
  marketable securities                                                 (629,998)               810,000

Decrease (increase) in operating assets:
  Marketable securities                                                    2,052             (2,431,540)
  Royalty income receivable                                              (62,165)               (73,546)
  Other assets                                                                                   (8,067)

Increase (decrease) in operating liabilities:
  Due to product development project                                                            138,736
  Accrued liabilities                                                     62,896                (10,530)
                                                              ------------------    -------------------
Cash provided by operating activities                                  1,459,570                      -
                                                              ------------------    -------------------

Cash flows from financing activities:
  Distributions to partners                                           (1,459,570)                     -
                                                              ------------------    -------------------

Increase in cash                                                               -                      -
                                                              ------------------    -------------------

Cash at beginning of period                                                6,998                  6,998
                                                              ------------------    -------------------
Cash at end of period                                         $            6,998    $             6,998
                                                              ==================    ===================

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended March 31, 1999 and 1998.
--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Organization and Business

      The financial information as of and for the periods ended March 31, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1998.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         Limited          General
                                                                                        Partners          Partner
                                                                                        --------          -------

     I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial Closing
        (6% per annum for each subsequent Unit sold up to the 5,000th Unit and
        5% per annum for each Unit sold thereafter) ("Contribution Payout"). At
        March 31, 1999, Contribution Payout ranged from $14,875 per Unit to
        $18,050 per Unit........................................................           99%               1%

    II. After Contribution Payout and until the value of the aggregate
        distributions for each Unit equals $50,000 ("Final Payout").............           80%              20%

   III. After Final Payout......................................................           75%              25%

      For the three months ended March 31, 1999, the Partnership made cash distributions totaling $1,459,570 ($175 per Unit; $14,595 to the General Partner). At March 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,507 and $7,206 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 1999, the cumulative losses for the Partnership were $1,323 per Unit.

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

3.    Marketable Securities

      The Partnership held the following marketable securities:

                                                      March 31, 1999                     December 31, 1998
                                            --------------------------------       -----------------------------
                                                Market                Cost             Market             Cost
                                                ------                ----             ------             ----
Money market fund                           $    261,482        $    261,482       $    263,534     $    263,534
Cygnus, Inc.
    (240,000 common shares)                    1,800,000           2,376,000          1,170,002        2,376,000
                                               ---------           ---------          ---------        ---------
                                            $  2,061,482        $  2,637,482       $  1,433,536     $  2,639,534
                                               =========           =========          =========        =========

      The market value of Cygnus stock as of March 31, 1999, was $7.50 per share as compared to a market value of $4.875 per share as of December 31, 1998. Accordingly, the Partnership recognized unrealized appreciation on its Cygnus shares of $629,998 for the three months ended March 31, 1999. The carrying value of the shares as of December 31, 1997 was $19.875 per share. At March 31, 1998, the market price per share was $16.50 and, accordingly, the Partnership recognized unrealized depreciation for the three months ended March 31, 1998, of $810,000.

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

      In January 1998, the class action against the general partner of SCP and others alleging that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe reached a settlement which was approved by the court. On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP.

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership received an initial payment and is entitled to receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. For the quarters ended March 31, 1999 and 1998, the Partnership received and/or accrued income from CP III in the amount of $1,487,679 and $1,170,000 respectively.

      If the Projects produce any product for commercial sale, the Sponsor Companies have had the option to enter into joint ventures or royalty agreements with the Partnership to manufacture and market the products developed. In addition, the Sponsor Companies have had the option to purchase the Partnership's interest in the technology. In consideration for such purchase options, the Partnership received warrants to purchase shares of common stock of the Sponsor Companies. As of March 31, 1999, the Partnership held no warrants.

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

      In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provides, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million; and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan. The Partnership will only receive its allocable share of these latter amounts if, and when, payments under the agreement are remitted by Centocor.

      The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of March 31, 1999, the Partnership has not accrued income related to the settlement.

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

      Mr. Abdo and Pharmaceutical Partners, L.P., another former limited partner of CP III, objected to the proposed settlement. They asserted, among other things, that the consideration is inadequate and that the proposed allocations of the consideration among the classes of former limited partners of CP III improperly favors the Partnership. On September 4, 1997, the Court held a hearing on the objections and reserved decision. On March 15, 1999, the Court issued a memorandum opinion and order overruling the objections and approving the settlement as fair and reasonable.

      PWDC has been advancing, and may continue to advance, the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. In the event of a recovery on behalf of CP III, the Court may award legal fees and expenses to the Partnership's counsel to be paid out of the CP III recovery. Counsel for the Partnership has applied to the Court for an award of fees and expenses in the amount of $1.5 million. Counsel for the objectors has stated that they intend to object to that application, and to apply themselves for an award of fees and expenses. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria outlined in Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

      Partners' capital increased from $2.8 million at December 31, 1998, to $3.4 million at March 31, 1999, resulting from the recognition of net income of $2.1 million offset by a cash distribution to the Partners of $1.5 million for the three months ended March 31, 1999.

      The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.4 million at December 31, 1998 to $2.1 million at March 31, 1999 resulting from an increase in the market value of securities held as of these dates.

Results of Operations

      Three months ended March 31, 1999 compared to the three months ended March 31, 1998:

      Net income for the quarters ended March 31, 1999 and 1998 was $2.1 million and $1.6 million, respectively. The favorable change of $0.5 million was a result of an increase in revenues of this amount.

      Revenues for the three months ended March 31, 1999 and 1998 were $2.1 million and $1.6 million, respectively. The increase of $0.5 million was due primarily to a decrease of $0.9 million in income from product development projects offset by a favorable change in unrealized appreciation (depreciation) of marketable securities of $1.4 million. Income from product development projects for the three months ended March 31, 1999 and 1998 was $1.5 million and $2.4 million, respectively. On January 31, 1997, Centocor exercised its option to purchase the limited partnership interests of CP III (including those owned by the Partnership) for an initial payment and the right to receive quarterly future payments based upon sales of certain products developed by CP III. The Partnership received and/or accrued income due from CP III of $1.2 million for the three months ended March 31, 1998. Also during this period, the Partnership recognized income from its former investment in SCP in the amount of $1.2 million representing its share of the initial settlement payment received as a Class A limited partner of SCP. For the three months ended March 31, 1999, the Partnership received and/or accrued income due in connection with its former investment in CP III of $1.5 million. Unrealized appreciation (depreciation) of marketable securities for the three months ended March 31, 1999 and 1998 was $0.6 million and $(0.8) million, respectively, resulting from the Partnership's investment of 0.24 million shares of Cygnus. The market value of the shares increased from $4.875 per share as of December 31, 1998 to $7.50 per share at March 31, 1999. At March 31, 1998, the market value of the shares was $16.50 per share as compared to $19.875 per share at December 31, 1997.

      There were no material variances in expenses for the three months ended March 31, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Year 2000

      The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it is executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and initial testing are in progress and expected to be completed by year-end. Final testing is expected to be completed by June 1999. Conversion of client databases will commence in May 1999. The servicing agent has not quantified the extent to which their plan has been completed to date. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the most recent available public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate the status of the Year 2000 Issue with third parties in June 1999 to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings.

           Action Against Centocor, Inc. and Centocor Development
           Corporation III.

                Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1998. On March 15, 1999, the Court issued a memorandum opinion and order overruling the objections and approving the proposed settlement in the derivative action against Centocor and CDC III as fair and reasonable.

Item 5.         On February 8, 1999, SkyRise Investors LLC commenced an offer to purchase (the "Offer") up to 4.9% of the total Units (404 Units) of the Partnership at a cash price of $2,200 per Unit subject to reduction for certain distributions and expenses. The Offer expired on March 5, 1999 with approximately 0.4% of the total Units being tendered. On March 3, 1999, PharmaInvest, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd. (collectively, the "Purchasers") commenced a tender offer to purchase (the "Tender Offer") up to 3,000 Units of the Partnership at a cash price per Unit of $6,000 subject to reduction for certain distributions. The Tender Offer expired on March 31, 1999. Prior to the Tender Offer the Purchasers and their affiliates owned 18.2% of the Units. Pursuant to information currently available to the Partnership it has been determined that following the Tender Offer the Purchasers and their affiliates will own less than 50% of the total Units.

Item 6.    Exhibits and Reports on Form 8-K.

           a)    Exhibits:

                 None

           b)    Reports on Form 8-K:

                 None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of May 1999.

                  PAINEWEBBER R&D PARTNERS II, L.P.

                  By: PaineWebber Technologies II, L.P.
                      (General Partner)

                  By: PWDC Holding Company
                      (general partner of the General Partner)

                  By: /s/ Dhananjay M. Pai
                      --------------------
                      Dhananjay M. Pai
                      President*

                  By: /s/ Anthony M. DiIorio
                      ----------------------
                      Anthony M. DiIorio
                      Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.