Form 10-Q
period 1999-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 1999-08-16
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                  For the quarterly period ended June 30, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                -----------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                -----------------

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                  June 30, 1999

                                Table of Contents

PART I.    FINANCIAL INFORMATION                                          Page

Item 1.    Financial Statements

           Statements of Financial Condition (unaudited) at                 2
           June 30, 1999 and December 31, 1998

           Statements of Operations
           (unaudited) for the three months and six months
           ended June 30 1999 and 1998                                      3

           Statement of Changes in Partners' Capital
           (unaudited) for the six months ended
           June 30, 1999                                                    4

           Statements of Cash Flows
           (unaudited) for the six months ended
           June 30, 1999 and 1998                                           5

           Notes to Financial Statements
           (unaudited)                                                    6-11

Item 2.    Management's Discussion and Analysis of Financial              12-13
           Condition and Results of Operations

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               14

Item 5.    Other Information                                               14

Item 6.    Exhibits and Reports on Form 8-K                                14

           Signatures                                                      15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                June 30,   December 31,
                                                 1999         1998
--------------------------------------------------------------------------------
Assets:

     Cash                                     $    6,998   $    6,998

     Marketable securities, at market value    3,298,233    1,433,536

     Royalty income receivable                 1,700,000    1,425,514
                                              ==========   ==========
Total assets                                  $5,005,231   $2,866,048
                                              ==========   ==========

Liabilities and partners' capital:

     Accrued liabilities                      $  103,342   $   78,994

     Partners' capital                         4,901,889    2,787,054
                                              ==========   ==========
Total liabilities and partners' capital       $5,005,231   $2,866,048
                                              ==========   ==========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                        1999            1998
----------------------------------------------------------------------------------
Revenues:
     Interest income                                    $     3,759    $    15,188
     Income from product development projects             1,740,002      1,238,444
     Unrealized appreciation (depreciation) of
       marketable securities                              1,320,000     (1,455,000)
                                                        -----------    -----------
                                                          3,063,761       (201,368)
                                                        -----------    -----------

Expenses:
     General and administrative costs                        58,188         45,016
                                                        -----------    -----------
                                                             58,188         45,016
                                                        -----------    -----------

Net income (loss)                                       $ 3,005,573    $  (246,384)
                                                        ===========    ===========

Net income (loss) per partnership unit:
     Limited partners (based on 8,257 units)            $    360.36    $    (29.54)
     General partner                                    $ 30,055.73    $ (2,463.84)

----------------------------------------------------------------------------------
For the six months ended June 30,                          1999             1998
----------------------------------------------------------------------------------

Revenues:
     Interest income                                    $     7,460    $    22,726
     Income from product development projects             3,262,912      3,665,239
     Unrealized appreciation (depreciation) of
      marketable securities                               1,949,998     (2,265,000)
     Realized gain (loss) on sale of
      marketable securities                                      --         (1,939)
                                                        -----------    -----------
                                                          5,220,370      1,421,026
                                                        -----------    -----------

Expenses:
     General and administrative costs                       128,011         92,464
                                                        -----------    -----------
                                                            128,011         92,464
                                                        -----------    -----------

Net income                                              $ 5,092,359    $ 1,328,562
                                                        ===========    ===========

Net income per partnership unit:
     Limited partners (based on 8,257 units)            $    610.57    $    159.29
     General partner                                    $ 50,923.59    $ 13,285.62

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                           Limited        General
For the six months ended June 30, 1999     Partners       Partner         Total
----------------------------------------------------------------------------------
Balance at January 1, 1999               $ 2,755,101    $    31,953    $ 2,787,054

Net income                                 5,041,435         50,924      5,092,359
Cash distribution to partners             (2,947,749)       (29,775)    (2,977,524)

                                         ===========    ===========    ===========
Balance at June 30, 1999                 $ 4,848,787    $    53,102    $ 4,901,889
                                         ===========    ===========    ===========

----------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30,                   1999           1998
--------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                      $ 5,092,359    $ 1,328,562
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized (appreciation) depreciation of
  marketable securities                          (1,949,998)     2,265,000

Decrease (increase) in operating assets:
 Marketable securities                               85,301         98,770
 Royalty income receivable                         (274,486)      (118,686)
 Other assets                                            --          1,933

Increase (decrease) in operating liabilities:
  Accrued liabilities                                24,348        (30,908)
                                                -----------    -----------
Cash provided by operating activities             2,977,524      3,544,671
                                                -----------    -----------

Cash flows from financing activities:
  Distributions to partners                      (2,977,524)    (3,544,671)
                                                -----------    -----------

Increase in cash                                         --             --

Cash at beginning of period                           6,998          6,998
                                                -----------    -----------

Cash at end of period                           $     6,998    $     6,998
                                                ===========    ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended June 30, 1999 and 1998.
--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Organization and Business

      The financial information as of and for the periods ended June 30, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1998 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 1999.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                 Limited
                                                 Partners     General Partner
                                                 --------     ---------------

I.   Until the value of the aggregate
     distributions for each limited
     partnership unit ("Unit") equals
     $10,000 plus simple interest on
     such amount accrued at 7% per annum
     for each Unit sold at the Initial
     Closing (6% per annum for each
     subsequent Unit sold up to the
     5,000th Unit and 5% per annum for
     each Unit sold thereafter)
     ("Contribution Payout"). At June
     30, 1999, Contribution Payout
     ranged from $15,000 per Unit to
     $18,225 per Unit.......................        99%              1%

II.  After Contribution Payout and until
     the value of the aggregate
     distributions for each Unit equals
     $50,000 ("Final Payout")...............        80%             20%

III. After Final Payout.....................        75%             25%

      For the three months ended June 30, 1999, the Partnership made cash distributions totaling $1,517,954 ($182 per Unit; $15,180 to the General Partner). At June 30, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $3,689 and $7,206 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 1999, the cumulative losses for the Partnership were $963 per Unit.

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

      The Partnership has invested in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership expenses product development costs when incurred by the Sponsor Companies and such costs are reflected as expenditures under product development projects in the accompanying Statements of Operations. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income is earned.

3.   Marketable Securities

     The Partnership held the following marketable securities:

                                June 30, 1999           December 31, 1998
                           -----------------------   -----------------------
                             Market        Cost        Market        Cost

Money market fund          $  178,233   $  178,233   $  263,534   $  263,534
Cygnus, Inc.
 (240,000 common shares)    3,120,000    2,376,000    1,170,002    2,376,000
                           ----------   ----------   ----------   ----------
                           $3,298,233   $2,554,233   $1,433,536   $2,639,534
                           ==========   ==========   ==========   ==========

      The market value of Cygnus, Inc. ("Cygnus") stock as of June 30, 1999, was $13.00 per share as compared to a market value of $7.50 per share and $4.875 per share as of March 31, 1999 and December 31, 1998, respectively. Accordingly, the Partnership recognized unrealized appreciation on its Cygnus shares of $1,320,000 and $1,949,998 for the three months and six months ended June 30, 1999. The market value of Cygnus stock as of June 30, 1998, was $10.4375 per share as compared to a market value of $16.50 and $19.875 per share as of March 31, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation on its Cygnus shares of $1,455,000 and $2,265,000 for the three months and six months ended June 30, 1998, respectively.

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

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor and the Partnership, Centocor exercised its option to purchase the limited partnership interests of CP III, including those owned by the Partnership. The Partnership is entitled to receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. The Partnership accrued income from CP III of $1,700,000 and $1,220,000 for the three months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998, the Partnership received and/or accrued income from CP III in the amount of $3,256,609 and $2,404,711 respectively.

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

     The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of June 30, 1999, the Partnership has not accrued income related to the settlement.

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

     PWDC has been advancing the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. On April 8, 1999, counsel for the Partnership applied to the Court for an award of fees and expenses in the amount of $1.5 million. On May 21, 1999, counsel for the objectors applied for an award of fees and expenses in the same amount (see Note 8 - Subsequent Event). It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria outlined in Note 1.

8.  Subsequent Event

     On July 19, 1999, counsel for the objectors in the CP III litigation (Note
7) reduced their application for fees and expenses from $1,500,000 to $900,000 and the parties agreed not to oppose the application.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         Partners' capital increased from $2.8 million at December 31, 1998, to $4.9 million at June 30, 1999, resulting from the recognition of net income of $5.1 million (as more fully explained in Results of Operations below) offset by a cash distribution to the Partners of $3.0 million for the six months ended June 30, 1999.

         The Partnership's funds are invested in a money market fund and marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.4 million at December 31, 1998 to $3.3 million at June 30, 1999 resulting from an increase in the market value of securities held as of these dates.

Results of Operations

Three months ended June 30, 1999 compared to the three months ended June 30,
1998

         Net income (loss) for the quarters ended June 30, 1999 and 1998 was $3.0 million and $(0.2) million, respectively. The favorable change of $3.2 million was a result of an increase in revenues of this amount.

         Revenues for the three months ended June 30, 1999 and 1998 were $3.0 million and $(0.2) million, respectively. The increase of $3.2 million was due primarily to an increase of $0.5 million in income from product development projects and a favorable change in unrealized appreciation (depreciation) of marketable securities of $2.7 million. Income from product development projects for the three months ended June 30, 1999 and 1998 was $1.7 million and $1.2 million, respectively, resulting primarily from the Partnership's accrual of income due as a former limited partner of CP III. Unrealized appreciation (depreciation) of marketable securities for the three months ended June 30, 1999 and 1998 was $1.3 million and $(1.4) million, respectively, resulting from the Partnership's investment of 0.24 million shares of Cygnus. The market value of the shares increased from $7.50 per share as of March 31, 1999 to $13.00 per share at June 30, 1999. At June 30, 1998, the market value of the shares was $10.4375 per share as compared to $16.50 per share at March 31, 1998.

      There were no material variances in expenses for the three months ended June 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Six months ended June 30, 1999 compared to the six months ended June 30, 1998

         Net income for the six months ended June 30, 1999 and 1998 was $5.1 million and $1.3 million, respectively. The favorable variance of $3.8 million resulted from an increase in revenues of this amount.

         Revenues for the six months ended June 30, 1999 and 1998 were $5.2 million and $1.4 million, respectively. The increase of $3.8 million resulted from a decrease in income from product development projects of $0.4 million offset by a favorable change in unrealized appreciation (depreciation) of marketable securtities of $4.2 million. Income from product development projects for the six months ended June 30, 1999 was $3.3 million resulting primarily from its investment as a former limited partner of CP III. During this same period in 1998, the Partnership received and/or accrued income from CP III of $2.4 million. Also during this period, the Partnership recognized income from its investment in SCP in the amount of $1.2 million representing its share of the initial settlement payment received as a Class A limited partners of SCP. Unrealized appreciation (depreciation) of investments and marketable securities for the six months ended June 30, 1999 and 1998 was $1.9 million and $(2.3) million, respectively. The market value of the Partnership's investment in 0.24 million shares of Cygnus increased from $4.875 per share as of December 31, 1998 to $13.00 per share as June 30, 1999. The market value of the shares decreased from $19.875 per share as of December 31, 1997 to $10.4375 per share at June 30, 1998.

         There were no material variances in expenses for the six months ended June 30, 1999 as compared to the same period in 1998.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it has been executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and final testing were completed by June 30, 1999. Conversion of databases was also completed by June 30, 1999. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the recent public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect the Year 2000 Issue will adversely effect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise. To date, the Partnership has no contingency plan in place but intends to evaluate the status of the Year 2000 Issue with third parties in September 1999 to determine whether such a plan is necessary.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

     Action Against Centocor, Inc. and Centocor Development Corporation III.

          Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1998 and Form 10-Q for the quarter ended March 31, 1999. On April 8, 1999 counsel for the Partnership applied to the Court for an award of fees and expenses in the amount of $1.5 million. On May 21, 1999, counsel for the objectors applied for an award of fees and expenses in the same amount which was reduced on July 19, 1999 to $900,000. The parties agreed not to oppose the application.

Item 5. Other Information.

          On March 3, 1999, PharmaInvest, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. and Pharmaceutical Royalty Investments Ltd. (collectively, the "Purchasers") commenced a tender offer to purchase (the "Tender Offer") up to 3,000 Units of the Partnership at a cash price per Unit of $6,000 subject to reduction for certain distributions. The Tender Offer expired on March 31, 1999 with 762.5 Units being tendered. As of August 15, 1999, the Purchasers and their affiliates own 28.12% of the total Units.

Item 6. Exhibits and Reports on Form 8-K.

     a)   Exhibits:

          None

     b)   Reports on Form 8-K:

          None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of August 1999.

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