Form 10-Q
period 1999-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 1999-11-15
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.
                For the quarterly period ended September 30, 1999
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                                   ----------

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

                                   ----------

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                               September 30, 1999

                                Table of Contents

PART I.           FINANCIAL INFORMATION                                     Page

Item 1.           Financial Statements

                  Statements of Financial Condition (unaudited) at           2
                  September 30, 1999 and December 31, 1998

                  Statements of Operations
                  (unaudited) for the three months and nine months
                  ended September 30 1999 and 1998                           3

                  Statement of Changes in Partners' Capital
                  (unaudited) for the nine months
                  ended September 30, 1999                                   4

                  Statements of Cash Flows
                  (unaudited) for the nine months
                  ended September 30, 1999 and 1998                          5

                  Notes to Financial Statements
                  (unaudited)                                               6-11

Item 2.           Management's Discussion and Analysis of                  12-13
                  Financial Condition and Results of Operations

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                          14

Item 6.           Exhibits and Reports on Form 8-K                           14

                  Signatures                                                 15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                   September 30,    December 31,
                                                       1999             1998
--------------------------------------------------------------------------------
Assets:

      Cash                                          $    6,998        $    6,998

      Marketable securities, at market value           110,697         1,433,536

      Royalty income receivable                      1,752,565         1,425,514
                                                    ----------        ----------
Total assets                                        $1,870,260        $2,866,048
                                                    ==========        ==========


Liabilities and partners' capital:

      Accrued liabilities                           $  116,078        $   78,994

      Partners' capital                              1,754,182         2,787,054
                                                    ----------        ----------
Total liabilities and partners' capital             $1,870,260        $2,866,048
                                                    ==========        ==========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended September 30,                                  1999                1998
--------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                              $     5,064         $     3,758
      Income from product development projects                       1,774,066           1,485,934
      Unrealized depreciation of marketable securities                      --          (1,665,000)
      Realized loss on sale of marketable securities                  (315,148)                 --
                                                                   -----------         -----------
                                                                     1,463,982            (175,308)
                                                                   -----------         -----------
Expenses:
      General and administrative costs                                  91,189              42,731
                                                                   -----------         -----------
Net income (loss)                                                  $ 1,372,793         $  (218,039)
                                                                   ===========         ===========
Net income (loss) per partnership unit:
      Limited partners (based on 8,257 units)                      $    164.60         $    (26.14)
      General partner                                              $ 13,727.93         $ (2,180.39)

================================================================================

For the nine months ended September 30,                                   1999                1998
--------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                              $    12,524         $    26,485
      Income from product development projects                       5,036,978           5,151,173
      Unrealized depreciation of marketable securities                      --          (3,930,000)
      Realized gain (loss) on sale of marketable securities          1,634,850              (1,939)
                                                                   -----------         -----------
                                                                     6,684,352           1,245,719
                                                                   -----------         -----------
Expenses:
      General and administrative costs                                 219,200             135,195
                                                                   -----------         -----------
Net income                                                         $ 6,465,152         $ 1,110,524
                                                                   ===========         ===========
Net income per partnership unit:
      Limited partners (based on 8,257 units)                      $    775.16         $    133.15
      General partner                                              $ 64,651.52         $ 11,105.24

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statement of Changes in Partners' Capital
(unaudited)

                                                   Limited      General
For the nine months ended September 30, 1999       Partners     Partner       Total
--------------------------------------------------------------------------------------
Balance at January 1, 1999                       $ 2,755,101   $ 31,953   $ 2,787,054

Net income                                         6,400,500     64,652     6,465,152
Cash distributions                                (7,423,044)   (74,980)   (7,498,024)
                                                 -----------   --------   -----------
Balance at September 30, 1999                    $ 1,732,557   $ 21,625   $ 1,754,182
                                                 ===========   ========   ===========

--------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the nine months ended September 30,                          1999                1998
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                $ 6,465,152         $ 1,110,524
Adjustments to reconcile net income to cash
  provided by operating activities:
  Unrealized depreciation of marketable securities                 --           3,930,000

Decrease (increase) in operating assets:
  Marketable securities                                     1,322,839          (1,129,166)
  Royalty income receivable                                  (327,051)           (356,278)
  Other assets                                                     --               5,000

Increase (decrease) in operating liabilities:
  Accrued liabilities                                          37,084             (15,409)
                                                          -----------         -----------
Cash provided by operating activities                       7,498,024           3,544,671
                                                          -----------         -----------
Cash flows from financing activities:
  Distributions to partners                                (7,498,024)         (3,544,671)
                                                          -----------         -----------
Increase in cash                                                   --                  --

Cash at beginning of period                                     6,998               6,998
                                                          -----------         -----------
Cash at end of period                                     $     6,998         $     6,998
                                                          ===========         ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 1999 and 1998.
--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Organization and Business

      The financial information as of and for the periods ended September 30, 1999 and 1998 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 1999, are not necessarily indicative of results to be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the most recent annual reports of the Partnership on Forms 10-K for the year ended December 31, 1998 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

      All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                     Limited   General
                                                                                     Partners  Partner
                                                                                     --------  -------
  I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial Closing
     (6% per annum for each subsequent Unit sold up to the 5,000th Unit and
     5% per annum for each Unit sold thereafter) ("Contribution Payout"). At
     September 30, 1999, Contribution Payout ranged from $15,125 per Unit to
     $18,400 per Unit......................................                             99%       1%

 II. After Contribution Payout and until the value of the aggregate
     distributions for each Unit equals $50,000 ("Final Payout")..............          80%      20%

III. After Final Payout.......................................................          75%      25%

      For the three months ended September 30, 1999, the Partnership made cash distributions totaling $4,520,499 ($542 per Unit; $45,205 to the General Partner). For the nine months ended September 30, 1999 cash distributions to the Partners aggregated $7,498,024 ($899 per Unit; $74,980 to the General Partner). At September 30, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $4,231 and $7,206 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 1999, the cumulative losses for the Partnership were $798 per Unit.

2. Summary of Significant Accounting Policies

      The financial statements are prepared in conformity with generally accepted accounting principles which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Marketable securities consist of a money market fund which is recorded at market value. Marketable securities are not considered cash equivalents for the Statements of Cash Flows.

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

3. Marketable Securities

      The Partnership held the following marketable securities:

                               September 30, 1999          December 31, 1998
                               ------------------        ----------------------
                                Market     Cost            Market       Cost

Money market fund              $110,697  $110,697        $  263,534  $  263,534
Cygnus, Inc.
    (240,000 common shares)          --        --         1,170,002   2,376,000
                               --------  --------        ----------  ----------

                               $110,697  $110,697        $1,433,536  $2,639,534
                               ========  ========        ==========  ==========

         During the quarter ended September 30, 1999 the Partnership sold its investment in Cygnus, Inc. ("Cygnus") for net proceeds of $2,804,852 ($11.6875 per share). The carrying value of the shares at June 30, 1999 and December 31, 1998 was $3,120,000 ($13.00 per share) and $1,170,002 ($4.875 per share), respectively. Accordingly, the Partnership recognized a gain (loss) upon the sale for the three months and nine months ended September 30, 1999 of $(315,148) and $1,634,850, respectively. At September 30, 1998 the Cygnus shares had a market value of $3.50 per share as compared to a market value of $10.4375 and $19.875 per share as of June 30, 1998 and December 31, 1997, respectively. Accordingly, the Partnership recognized unrealized depreciation of $1,665,000 and $3,930,000 for the three months and nine months ended September 30, 1998.

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

5. Product Development Projects

      In January 1998, the class action against the general partner of Synergen Clinical Partners, L.P. ("SCP") and others alleging that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases), preclinical and clinical trial results, and the possibility of IL-1ra becoming licensed for sale either in the United States or Europe reached a settlement which was approved by the court. On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP.

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"), including those owned by the Partnership. The Partnership is entitled to receive future quarterly payments based on sales of ReoPro, a drug developed by CP III. The Partnership accrued income from CP III of $1,750,000 and $1,460,000 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, the Partnership received and/or accrued income from CP III in the amount of $5,028,109 and $3,889,319 respectively.

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

7. Legal Proceeding

      On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleges, among other things that: at least $25 million of the $100 million paid by

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 7 Continued)

Lilly to Centocor represented profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor had taken the position that only $500,000 of the $100 million had to be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint sought to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

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

     The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of September 30, 1999, the Partnership has not accrued income related to the settlement.

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

     PWDC has been advancing the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. On April 8, 1999, counsel for the Partnership applied to the Court for an award of fees and expenses in the amount of $1.5 million. On July 19, 1999, counsel for the objectors reduced their May 21, 1999 application for fees and expenses from $1.5 million to $0.9 million and the parties agreed not to oppose the application. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria outlined in Note 1.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         Partners' capital decreased from $2.8 million at December 31, 1998, to $1.8 million at September 30, 1999, resulting from the recognition of net income of $6.5 million (as more fully explained in Results of Operations below) offset by a cash distribution to the Partners of $7.5 million for the nine months ended September 30, 1999.

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets decreased from $1.4 million at December 31, 1998 to $0.1 million at September 30, 1999 resulting from the sale of marketable securities held as of December 31, 1998 and the distribution of the proceeds to the Partners.

Results of Operations

Three months ended September 30, 1999 compared to the three months ended September 30, 1998:

         Net income (loss) for the quarters ended September 30, 1999 and 1998 was $1.4 million and $(0.2) million, respectively. The favorable change of $1.6 million resulted primarily from of an increase in revenues.

         Revenues for the three months ended September 30, 1999 and 1998 were $1.5 million and $(0.2) million, respectively. The increase of $1.7 million was due primarily to an increase of $0.3 million in income from product development projects and a favorable change in unrealized depreciation of marketable securities of $1.7 million offset by the recognition in 1999 of a loss from the sale of marketable securities of $0.3 million. Income from product development projects for the three months ended September 30, 1999 and 1998 was $1.8 million and $1.5 million, respectively, resulting primarily from the Partnership's accrual of income due as a former limited partner of CP III. Unrealized depreciation of marketable securities for the three months ended September 30, 1998 was $1.7 million resulting from the Partnership's investment of 0.24 million shares of Cygnus. The market value of the shares decreased from $10.4375 per share as of June 30, 1998 to $3.50 per share at September 30, 1998. During the quarter ended September 30, 1999, the Partnership sold its investment in Cygnus (with a carrying value at June 30, 1999 of $3.1 million) for proceeds of $2.8 million and recognized a loss of $0.3 million upon the sale.

         There were no material variances in expenses for the three months ended September 30, 1999 as compared to the same period in 1998.

(Item 2 Continued)

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998:

         Net income for the nine months ended September 30, 1999 and 1998 was $6.5 million and $1.1 million, respectively. The favorable variance of $5.4 million resulted primarily from an increase in revenues.

         Revenues for the nine months ended September 30, 1999 and 1998 were $6.7 million and $1.2 million, respectively. The increase of $5.5 million resulted from a favorable change in unrealized depreciation of marketable securities of $3.9 million and the recognition in 1999 of a gain on sale of marketable securities of $1.6 million. Unrealized depreciation of marketable securities for the nine months ended September 30, 1998 was $3.9 million. The market value of the Partnership's investment in 0.24 million shares of Cygnus decreased from $19.875 per share as of December 31, 1997 to $3.50 per share as September 30, 1998. In 1999 the Partnership sold its investment in Cygnus for proceeds of $2.8 million. The carrying value as of December 31, 1998 was $1.2 million and, accordingly, the Partnership recognized a gain of $1.6 million.

         There were no material variances in expenses for the nine months ended September 30, 1999 as compared to the same period in 1998.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Calculations performed with these abbreviated date fields may misinterpret the Year 2000 as 1900 resulting in erroneous calculations or program failures. Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent, that can adversely affect the Partnership's operations if they are not Year 2000 compliant. The servicing agent has informed the Partnership that it has been executing a plan to modify or replace significant applications as necessary to ensure Year 2000 compliance. Programming changes and final testing were completed by June 30, 1999. Conversion of databases was also completed by June 30, 1999. Incremental costs associated with the development and implementation of the above plan have been, and will continue to be, borne by the servicing agent. The status of the Partnership's investments in Sponsor Companies could be adversely affected if the computer systems of the Sponsor Companies are not Year 2000 compliant. Based on the recent public disclosures of those Sponsor Companies in which the Partnership has investments of value, the Sponsor Companies have stated that they have undertaken programs to insure Year 2000 compliance. As of the dates of disclosure, these Sponsor Companies have stated that they do not expect the Year 2000 Issue will adversely affect their future financial condition. However, they cannot provide assurances that unanticipated problems and costs will not arise.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

         Action Against Centocor, Inc. and Centocor Development Corporation III.

                  Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1998 and Forms 10-Q for the quarters ended March 31, 1999 and June 30, 1999. On July 19, 1999, counsel for the objectors reduced their application for fees and expenses from $1,500,000 to $900,000 and the parties agreed not to oppose the application.

Item 6.  Exhibits and Reports on Form 8-K.

         a)    Exhibits:

               None

         b)    Reports on Form 8-K:

               None

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of November 1999.

                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By: PaineWebber Technologies II, L.P.
                      (General Partner)


                  By: PWDC Holding Company
                      (general partner of the General Partner)


                  By: /s/ Dhananjay M. Pai
                      ----------------------------------------
                      Dhananjay M. Pai
                      President*


                  By: /s/ Anthony M. DiIorio
                      ----------------------------------------
                      Anthony M. DiIorio
                      Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.