Form 10-K
period 1999-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 2000-03-30
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    Form 10-K
                                    ---------

            (X) Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                   For the fiscal year ended December 31, 1999
                                       or
              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                               -------------------

              Securities registered pursuant to Section 12(b) of the Act:

                               -------------------
                                                  Name of each exchange on
         Title of each class                          which registered
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               -------------------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

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

     As of December 31, 1999, the Partnership has continuing activity with Centocor, Inc. and Genzyme Corporation. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.)

Partnership Management

     The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership. The Manager is entitled to receive an annual management fee. As of July 1, 1996, the Manager elected to discontinue charging the management fee for services rendered to the Partnership. Until September 1999, an Advisory Board had acted as special advisor to the Manager. Fees and expenses of the Advisory Board were paid for by PWDC.

(Item 1 Continued)

Distributions

     All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                              Limited   General
                                                              Partners  Partner
                                                              --------  --------
       I.     Until the value of the aggregate distributions
              for each limited  partnership unit ("Unit")
              equals $10,000 plus simple interest on such
              amount accrued at 7% per annum for each Unit
              sold at  the Initial Closing (6% per annum for
              each subsequent Unit sold up to the 5,000th
              Unit and 5% per annum for each Unit sold
              thereafter) ("Contribution Payout").  At
              December 31, 1999, Contribution Payout ranged
              from $15,250 per Unit to $18,575 per Unit.......    99%       1%

       II.    After Contribution Payout and until the value
              of the aggregate distributions for each Unit
              equals $50,000 ("Final Payout").................    80%      20%

       III.   After Final Payout..............................    75%      25%


     At December 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $4,466 and $7,206 per Unit, respectively.

Profit and Loss Allocation

     Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1999, the cumulative losses for the Partnership were $630 per Unit.

Other

     As a former partner of Centocor Partners III, L.P. ("CP III") the Partnership is entitled to receive from Centocor, Inc. ("Centocor") Contractual Payments Interests (the "CPIs") relating primarily to the sale of ReoPro(TM). The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs. On February 17, 2000 the Partnership entered into an Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A CPIs and thirty-seven Class C CPIs for an aggregate purchase price of $14,722,400 subject to adjustment. The sale is subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the agreement between the Partnership and DRI on December 17, 1999 for the sale of ten Class A CPIs and fifty Class C CPIs. Also on February 17, 2000, the Partnership entered into a

(Item 1 Continued)

Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser four Class A CPIs and nineteen Class C CPIs for a purchase price of $7,638,800 subject to adjustment. Also, the Partnership agreed to make a distribution in kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional four Class A CPIs and twenty-two Class C CPIs. Upon receipt of such distribution the Pharma Purchaser will waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. The DRI Purchase Agreement and the Pharma Purchase Agreement may be terminated by the parties if the closings of the transactions thereunder do not occur prior to July 15, 2000.

     On February 8, 1999, SkyRise Investors LLC commenced an offer to purchase (the "Offer") up to 4.9% of the total Units (404 Units) of the Partnership at a cash price of $2,200 per Unit subject to reduction for certain distributions and expenses. Approximately 0.4% of the total Units were tendered pursuant to the Offer. On March 3, 1999, PharmaInvest, L.L.C., on behalf of Pharmaceutical Royalties, L.L.C. (one of the Pharma Purchasers) and Pharmaceutical Royalty Investments Ltd. (collectively, the "Purchasers") commenced a tender offer to purchase (the "Tender Offer") up to 3,000 Units of the Partnership at a cash price per Unit of $6,000 subject to reduction for certain distributions. Pursuant to the Tender Offer, 762.5 Units were tendered. As of December 31, 1999, the Purchasers and their affiliates (including the Pharma Purchaser) own 28.19% of the total units.

     At December 31, 1999, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. Directors and Executive Officers of the Registrant). The Partnership has been engaged in one primary business segment, the management of investments in technology products and companies.

Item 2. Properties.

     The Partnership does not own or lease any office, manufacturing or laboratory facilities.

Item 3. Legal Proceedings.

Action Against Centocor, Inc.

     As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1998, the Partnership commenced a derivative action in the Chancery Court of Delaware (the "Court") in July 1995 against Centocor and Centocor Development Corporation III ("CDC III"), a wholly-owned subsidiary of Centocor, arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992.

     In 1987 and 1988, the Partnership and others purchased limited partnership interests in CP III, a limited partnership of which CDC III is the general partner, which was established to develop and sell CentoRx, a Centocor drug now known as ReoPro. The Partnership owned approximately 25% of the limited partnership interests of CP III.

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

(Item 3 Continued)

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

     In April 1996 and July 1996, Mr. Abdo moved to amend his complaint to assert claims on behalf of CP III against two of PWDC's nominees to the CDC III Board of Directors. In July 1996, counsel chosen by Centocor to represent CP III moved to disqualify the Partnership from serving as a plaintiff in this action, alleging that Mr. Abdo should be the sole plaintiff because the Partnership has conflicts of interest with CP III and its other limited partners, including conflicts arising out of the alleged claims against the PWDC nominees. Mr. Abdo and Centocor also moved to disqualify the Partnership. In January 1997, the Court granted, in part, Mr. Abdo's motion to amend his complaint to assert claims against the PWDC nominees. The Court did not rule on the motions to disqualify.

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

     The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. Depending upon the future success of ReoPro, PWDC believes that the adjustments may result in an increase over what Centocor would have paid in the absence of the litigation and settlement. In any event, the agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of December 31, 1999, the Partnership has not accrued income related to the Settlement.

(Item 3 Continued)

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

     PWDC has been advancing the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. On January 31, 2000, the Court awarded legal fees and expenses approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for the objectors.

     On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding this litigation which was subject to an appeal period which expired on March 21, 2000 without an appeal being taken. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria as outlined in the section entitled "Distributions" included in this filing on Form 10-K.

     On March 24, 2000 the Partnership received $3,195,190 representing its allocable share of the $10.8 million initial settlement payment, net of attorney's fees and expenses. Future settlement payments to be received by the Partnership cannot be estimated at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     There is no existing public market for the Units, and no such market is expected to develop. Effective February 9, 2000, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 1999, there were 4,860 Limited Partners.

     The Partnership distributes to its Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy has been to distribute common stock (or cash from the sale of common stock) to the Partners once the restriction period on saleability has lapsed and market conditions are favorable. For the year ended December 31, 1999, the Partnership made cash distributions to the Partners aggregating $9,458,018 ($1,134 per Unit; $94,580 to the general partnership interest). The Partnership's cash distributions to its Partners totaled $6,305,344 ($756 per Unit; $63,052 to the general partnership interest) for the year ended December 31, 1998. For the year ended December 31, 1997, cash distributions to the Partners were $5,921,686 ($710 per Unit; $59,216 to the general partnership interest).

Item 6. Selected Financial Data.

     See the "Selected Financial Data" on Page F-2 in this filing.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     Partners' capital at December 31, 1999 was $1.2 million compared to $2.8 million at December 31, 1998. The decrease of $1.6 million was a result of net income of $7.9 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $9.5 million.

     The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets at December 31, 1999 and 1998 were $0.2 million and $1.4 million, respectively. During 1999 the Partnership sold marketable securities with a carrying value at December 31, 1998 of $1.2 million and distributed the proceeds to the Partners.

(Item 7 Continued)

Results of Operations

     Year ended December 31, 1999 compared to the year ended December 31, 1998:

     Net income increased from $2.9 million for the year ended December 31, 1998 to $7.9 million for the year ended December 31, 1999 resulting primarily from an increase in revenues.

     Revenues for the years ended December 31, 1999 and 1998 were $8.1 million and $3.0 million, respectively. The increase was due primarily to an increase in net realized gain on sale of investments and marketable securities of $1.6 million as well as a favorable change in unrealized depreciation of investments and marketable securities of $3.6 million. During 1999 the Partnership sold its investment of 0.24 million shares of Cygnus, Inc. ("Cygnus") for aggregate proceeds of $2.8 million ($11.6875 per share). The shares had a carrying value as of December 31, 1998 of $1.2 million ($4.875 per share) and, accordingly, the Partnership recognized a gain upon the sale of $1.6 million. The carrying value of the shares as of December 31, 1997 was $4.8 million ($19.875 per share). The Partnership recorded unrealized depreciation for the year ended December 31, 1998 of $3.6 million.

     Expenses increased from $0.2 million for the year ended December 31, 1998 to $0.3 million for the same period in 1999.

     Year ended December 31, 1998 compared to the year ended December 31, 1997:

     Net income for the years ended December 31, 1998 and 1997 was $2.9 million and $9.1 million, respectively. The decrease of $6.2 million resulted from a decrease in revenues of $6.4 million offset by a decrease in expenses of $0.2 million.

     Revenues for the year ended December 31, 1998 were $3.0 million as compared to $9.4 million for the year ended December 31, 1997. The decrease of $6.4 million resulted from an unfavorable change in unrealized appreciation (depreciation) of marketable securities of $5.0 million, and decreases in income from product development projects and realized gain on sale of investments and marketable securities of $0.8 million and $0.6 million, respectively. Unrealized (depreciation) appreciation of marketable securities for the years ended December 31, 1998 and 1997 was $(3.6) million and $1.4 million, respectively, resulting primarily from the Partnership's investment in Cygnus. For the year ended December 31, 1998, the Partnership recorded its investment of 0.24 million Cygnus shares at a market value of $1.2 million ($4.875 per share) as compared to a market value of $4.8 million ($19.875 per share) at December 31, 1997. The market value of Cygnus increased from $14.50 per share at December 31, 1996 to $19.875 per share at December 31, 1997. The Partnership recognized unrealized appreciation of $1.4 million on its investment of 0.255 million Cygnus shares for the year ended December 31, 1997. Income from product development projects was $6.6 million and $7.4 million for the years ended December 31, 1998 and 1997, respectively. For the years ended December 31, 1998 and 1997 the Partnership received and/or accrued income due in connection with its investment in CP III of $5.4 and $7.4 million, respectively. Also, during the year ended December 31, 1998, the Partnership recognized income of $1.2 million in connection with its investment in Synergen Clinical Partners, L.P. ("SCP") representing the Partnership's share of a settlement payment as a former partner of SCP. During the year ended December 31, 1997, the Partnership sold its warrant to purchase 0.2 million shares of OEC Medical Systems, Inc. ("OEC") with a carrying value as of December 31, 1996 of $0.5 million for

(Item 7 Continued)

proceeds of $1.0 million and recognized a gain of $0.5 million from the sale. Expenses decreased from $0.4 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998 resulting from the decreased activity of the Partnership.

Year 2000

     Currently, the Partnership utilizes computer programs, through services provided by a third-party servicing agent. The servicing agent has informed the Partnership that it has successfully completed a comprehensive plan achieving Year 2000 compliance. The incremental costs associated with the plan were borne by the servicing agent.

     The Partnership has not been advised by the Sponsor Companies of any Year 2000 complications experienced by them. The Partnership will continue to monitor the Sponsor Companies as it relates to this issue.

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

     The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC and PWDC Holding Company at December 31, 1999:

         Name                   Age          Position and Date Appointed
         ----                   ---          ---------------------------
Directors
    Dhananjay M. Pai            37     Director since December 1996
    William J. Nolan            52     Director since February 1997
    Stephen R. Dyer             40     Director since April 1999 of PWDC only

Executive Officers
    Dhananjay M. Pai            37     President since December 1996
    William J. Nolan            52     Treasurer since February 1997
    Geraldine L. Banyai         59     Secretary since June 1999

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

     Mr. Dyer is a Senior Vice President and Director of Private Investments of PWI. Prior to joining PWI in 1988, Mr. Dyer had been employed at L.F. Rothschild & Co., Incorporated and Thomson McKinnon Securities, Inc. He received his Bachelor of Science degree from Boston College and a Masters of Business Administration from Indiana University. Mr. Dyer is a Certified Public Accountant.

Executive Officers

     Mr. Pai, President, see "Directors" above.

     Mr. Nolan, Treasurer, see "Directors" above.

     Ms. Banyai, Secretary, joined PWI in June 1993 as Assistant Secretary of PWI and was elected Secretary in March 1999. Ms. Banyai was elected Divisional Vice President in April 1996 and Corporate Vice President in April 1997. In November 1996, Ms. Banyai was elected Assistant Secretary of PWG. Prior to joining PWI, Ms. Banyai was employed by the Philadelphia Savings Fund Society ("PSFS") in Philadelphia for 35 years and served as Vice President and Corporate Secretary of PSFS and 28 of its subsidiaries.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 2000 of more than five percent of the Registrant's Units.

                                                                    Percent of
Class              Name and Address                      Amount        Class
------             ----------------                      ------        -----
Limited            Bioventure Investments, KFT        1,860 Units      22.53%
Partnership        Budapest, Hungary
Units

Limited            Pharmaceutical Royalties, LLC        468 Units      5.66%
Partnership        New York, New York
Units

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

Report on Form 8-K

     On December 18, 1999, the Partnership filed a report on Form 8-K relating to the Contractual Payment Interest Purchase Agreement between DRI and the Partnership for the sale of CP III contractual payment interests. On February 17, 2000, the Partnership filed a report on Form 8-K relating to the execution of the Amended and Restated Contractual Payment Interest Purchase Agreement between DRI and the Partnership as well as the execution of the Pharma Purchase Agreement between the Partnership and the Pharma Purchaser. (See Item 1. Business - Other).

     On February 9, 2000, the Partnership filed a report on Form 8-K relating to the discontinuance of the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

     On February 17, 2000, the Partnership filed a report on Form 8-K relating to the execution of a final judgment by the Court resolving all settlement matters in the ligitation with Centocor.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2000.

        PAINEWEBBER R&D PARTNERS II, L.P.

        By: PaineWebber Technologies II, L.P.
            (General Partner)

        By: PWDC Holding Company
            (General partner of the General Partner)

        By: /s/ Dhananjay M. Pai
            --------------------
            Dhananjay M. Pai
            President and Principal Executive Officer

        By: /s/ Robert J. Chersi
            --------------------
            Robert J. Chersi
            Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 30th day of March 2000.

            /s/ Dhananjay M. Pai
            --------------------
            Dhananjay M. Pai
            President (principal executive officer) and Director

            /s/ William J. Nolan
            --------------------
            William J. Nolan
            Director

            /s/ Stephen R. Dyer
            -------------------
            Stephen R. Dyer
            Director

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
                        (a Delaware Limited Partnership)

                          Index to Financial Statements

Description                                                        Page
-----------                                                        ----
Index to Financial Statements                                      F-1

Selected Financial Data                                            F-2

Quarterly Financial Information (Unaudited)                        F-3

Report of Independent Auditors                                     F-4

Statements of Financial Condition,
   at December 31, 1999 and 1998                                   F-5

Statements of Operations,
   for the years ended December 31, 1999, 1998 and 1997            F-6

Statements of Changes in Partners' Capital,
   for the years ended December 31, 1999, 1998 and 1997            F-7

Statements of Cash Flows,
   for the years ended December 31, 1999, 1998 and 1997            F-8

Notes to Financial Statements                                      F-9 to F-15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Selected Financial Data
--------------------------------------------------------------------------------------------------------------
Years ended December 31,              1999            1998           1997            1996           1995
--------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                     $     8,138,503 $    3,059,554 $     9,430,203 $      583,230 $     7,133,197

   Net income                   $     7,864,983 $    2,887,660 $     9,073,034 $      226,748 $     6,431,753

Net income per partnership unit:

   Limited partners (A)         $        943.00 $       346.23 $      1,087.84 $        27.19 $        771.16

   General partner              $     78,649.83 $    28,876.60 $     90,730.34 $     2,267.48 $     64,317.53

Financial Condition:

   Total assets                 $     1,302,103 $    2,866,048 $     6,283,508 $    3,447,578 $     5,265,725

   Partners' capital            $     1,194,019 $    2,787,054 $     6,204,738 $    3,053,390 $     5,168,239

   Distributions to partners:
       Cash                     $     9,458,018 $    6,305,344 $     5,921,686 $    2,341,597 $     1,084,252
       Cygnus, Inc. common
        stock (at market
        value) (B)              $             - $            - $             - $            - $    12,903,629
--------------------------------------------------------------------------------------------------------------

(A) Based on 8,257 partnership units.
(B) At date of distribution.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)


Quarterly Financial Information (Unaudited)
----------------------------------------------------------------------------------------------
                                                                 Net Income (Loss)
                                       Net Income            Per Partnership Unit (A)
                                                        --------------------------------------
                      Revenues           (Loss)         Limited Partners      General Partner
----------------------------------------------------------------------------------------------
Calendar 1999

4th Quarter      $    1,454,152     $   1,399,832    $         167.84     $      13,998.32

3rd Quarter           1,463,982         1,372,793              164.60            13,727.93

2nd Quarter           3,063,761         3,005,573              360.36            30,055.73

1st Quarter           2,156,608         2,086,785              250.20            20,867.85

----------------------------------------------------------------------------------------------

Calendar 1998

4th Quarter      $    1,813,835     $   1,777,136    $         213.08     $      17,771.38

3rd Quarter            (175,308)         (218,039)             (26.14)           (2,180.39)

2nd Quarter            (201,368)         (246,384)             (29.54)           (2,463.84)

1st Quarter           1,622,395         1,574,947              188.83            15,749.45

----------------------------------------------------------------------------------------------

Calendar 1997

4th Quarter      $      894,589     $     780,511    $          93.57     $       7,805.11

3rd Quarter           2,198,066         2,072,731              248.52            20,727.31

2nd Quarter           1,640,623         1,595,736              191.33            15,957.36

1st Quarter           4,696,925         4,624,056              554.42            46,240.56
----------------------------------------------------------------------------------------------

(A) Based on 8,257 limited partnership units and a 1% general partnership interest.

Report of Independent Auditors

To the Partners of PaineWebber R&D Partners II, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
---------------------
Ernst & Young LLP

New York, New York
March 27, 2000

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition

                                                     December 31,     December 31,
                                                             1999             1998
-----------------------------------------------------------------------------------
Assets:

     Cash                                         $         6,998   $        6,998

     Marketable securities, at market value               175,449        1,433,536

     Royalty income receivable                          1,119,656        1,425,514
                                                  ---------------   --------------
Total assets                                      $     1,302,103   $    2,866,048
                                                  ===============   ==============

Liabilities and partners' capital:

     Accrued liabilities                          $       108,084   $       78,994

     Partners' capital                                  1,194,019        2,787,054
                                                  ---------------   --------------
Total liabilities and partners' capital           $     1,302,103   $    2,866,048
                                                  ===============   ==============

-----------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations


For the years ended December 31,                             1999             1998              1997
-----------------------------------------------------------------------------------------------------
Revenues:
     Interest income                              $        26,080   $       33,528   $        74,879
     Income from product development projects           6,477,573        6,627,965         7,412,556
     Unrealized (depreciation) appreciation of
      investments and marketable securities                     -       (3,600,000)        1,370,627
     Net realized gain (loss) on sale of
      investments and marketable securities             1,634,850           (1,939)          572,141
                                                  ---------------   --------------   ---------------
                                                        8,138,503        3,059,554         9,430,203
                                                  ---------------   --------------   ---------------
Expenses:
     Expenditures under product development
      projects                                                  -                -            20,483
     General and administrative costs                     273,520          171,894           336,686
                                                  ---------------   --------------   ---------------
                                                          273,520          171,894           357,169
                                                  ---------------   --------------   ---------------

Net income                                        $     7,864,983   $    2,887,660   $     9,073,034
                                                  ===============   ==============   ===============

Net income per partnership unit:
     Limited partners (based on 8,257 units)      $        943.00   $       346.23   $      1,087.84
     General partner                              $     78,649.83   $    28,876.60   $     90,730.34

-----------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Changes in Partners' Capital

                                                       Limited          General
Years ended December 31, 1999, 1998 and 1997          Partners          Partner            Total
-----------------------------------------------------------------------------------------------------
Balance at January 1, 1997                        $     3,018,776   $       34,614   $     3,053,390

Net income                                              8,982,304           90,730         9,073,034
Cash distributions to partners                         (5,862,470)         (59,216)       (5,921,686)
                                                  ---------------   --------------   ---------------

Balance at December 31, 1997                            6,138,610           66,128         6,204,738

Net income                                              2,858,783           28,877         2,887,660
Cash distributions to partners                         (6,242,292)         (63,052)       (6,305,344)
                                                  ---------------   --------------   ---------------

Balance at December 31, 1998                            2,755,101           31,953         2,787,054

Net income                                              7,786,333           78,650         7,864,983
Cash distributions to partners                         (9,363,438)         (94,580)       (9,458,018)
                                                  ---------------   --------------   ---------------

Balance at December 31, 1999                      $     1,177,996   $       16,023   $     1,194,019
                                                  ===============   ==============   ===============

-----------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows


For the years ended December 31,                             1999             1998              1997
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                        $     7,864,983   $    2,887,660   $     9,073,034
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized depreciation (appreciation) of
  investments and marketable securities                         -        3,600,000        (1,370,627)

Decrease (increase) in operating assets:
  Marketable securities                                 1,258,087          132,926        (1,723,638)
  Investments                                                   -                -           460,000
Advances to product development projects                        -                -           135,519
  Royalty income receivable                               305,858         (320,466)         (330,214)
  Other assets                                                  -            5,000            (5,000)

Increase (decrease) in operating liabilities:
  Due to product development company                            -                -          (297,000)
  Accrued liabilities                                      29,090              224           (18,418)
                                                  ---------------   --------------   ---------------
Cash provided by operating activities                   9,458,018        6,305,344         5,923,656
                                                  ---------------   --------------   ---------------

Cash flows from financing activities:
  Distributions to partners                            (9,458,018)      (6,305,344)       (5,921,686)
                                                  ---------------   --------------   ---------------

Increase (decrease) in cash                                     -                -             1,970

Cash at beginning of year                                   6,998            6,998             5,028
                                                  ---------------   --------------   ---------------

Cash at end of year                               $         6,998   $        6,998   $         6,998
                                                  ===============   ==============   ===============

-----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 1999, 1998 and 1997.
-----------------------------------------------------------------------------------------------------
See notes to financial statements.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 1 Continued)

     All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                             Limited     General
                                                             Partners    Partner
                                                             --------    -------
    I. Until the value of the aggregate distributions for
       each limited partnership unit ("Unit") equals $10,000
       plus simple interest on such amount accrued at 7% per
       annum for each Unit sold at the Initial Closing (6%
       per annum for each subsequent Unit sold up to the
       5,000th Unit and 5% per annum for each Unit sold
       thereafter) ("Contribution Payout"). At December 31,
       1999, Contribution Payout ranged from $15,250 per
       Unit to $18,575 per Unit............................    99%         1%

   II. After Contribution Payout and until the value of the
       aggregate distributions for each Unit equals $50,000
       ("Final Payout")....................................    80%        20%

  III. After Final Payout..................................    75%        25%

     For the year ended December 31, 1999, the Partnership made cash distributions totaling $9,458,018 ($1,134 per Unit; $94,580 to the General Partner). At December 31, 1999, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $4,466 and $7,206 per Unit, respectively.

     Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 1999, the cumulative losses for the Partnership were $630 per Unit.

2.   Summary of Significant Accounting Policies

     The financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     The Partnership carried warrants at a zero value in cases where the Sponsor Company's stock was not publicly traded or the exercise period has not been attained. To the extent the Partnership's warrants were currently exercisable and the Sponsor Company's stock was publicly traded, the warrants were carried at intrinsic value (the excess of market price per share over the exercise price per share), which approximated fair value.

3.   Marketable Securities and Investments

     Marketable Securities:

     The Partnership held the following marketable securities:

                                        December 31, 1999             December 31, 1998
                                    -------------------------     -------------------------
                                       Market        Cost            Market        Cost
                                    -----------   -----------     -----------   -----------
Money market fund                   $   175,449   $   175,449     $   263,534   $   263,534
Cygnus, Inc.
    (240,000 common shares)                 ---           ---       1,170,002     2,376,000
                                    -----------   -----------     -----------   -----------
                                    $   175,449   $   175,449     $ 1,433,536   $ 2,639,534
                                    ===========   ===========     ===========   ===========

     During the year ended December 31, 1999 the Partnership sold its investment in Cygnus, Inc. ("Cygnus") for net proceeds of $2,804,852 ($11.6875 per share). The carrying value of the shares at December 31, 1998 was $1,170,002 ($4.875 per share). Accordingly, the Partnership recognized a gain upon the sale for the year ended December 31, 1999 of $1,634,850. The Cygnus shares had a market value of $19.875 per share as of December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation of $3,600,000 for the year ended December 31, 1998. The market value of the Cygnus stock at December 31, 1996, was $14.50 per share and, accordingly, the Partnership recognized unrealized appreciation of $1,370,627 on its investment of 255,000 Cygnus shares for the year ended December 31, 1997.

     Investments:

     During 1997, the Partnership sold a warrant to purchase 200,000 common shares of OEC Medical Systems, Inc. ("OEC") (with an exercise price of $12.70 per share) for proceeds of $1,000,000. The Partnership had recorded the warrant at its intrinsic value of $460,000 as of December 31, 1996, and, accordingly, the Partnership recognized a gain upon the sale of $540,000 for the year ended December 31, 1997.

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

5.   Product Development Projects

     In January 1998, the class action against the general partner of Synergen Clinical Partners, L.P. ("SCP") and others on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class") reached a settlement which was approved by the court. The complaint alleged, among other things, that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases). The terms of the settlement included an initial payment to the SCP Class aggregating $16.5 million (less attorney's fees and costs of $3.0 million) and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the U.S. Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year
2020). On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP, and simultaneously, SCP was terminated. If remitted, all additional payments pursuant to the settlement will be made to the Partners as part of the SCP Class and not to the Partnership.

     On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"), including those owned by the Partnership. The Partnership is entitled to receive future quarterly payments (the "CPIs") based on sales of ReoPro, a drug developed by CP III (See Note 8 - Subsequent Events). For the year ended December 31, 1999, 1998 and 1997 the Partnership received and/or accrued income from CP III in the amount of $6,467,705, $5,365,598 and $7,377,329 respectively.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

7.   Legal Proceeding

     On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III ("CDC III") in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992. The Partnership's complaint alleged, among other things that: at least $25 million of the $100 million paid by Lilly to Centocor represented profits from the sale of ReoPro, a Centocor drug, that Centocor is required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits and revenues from ReoPro that it pays to CP III investors. Centocor had taken the position that only $500,000 of the $100 million had to be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint sought to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

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

     The agreement further provides for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007. Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sale revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sale revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provides that investors will not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro. As of December 31, 1999, the Partnership has not accrued income related to the settlement.

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

     PWDC has been advancing the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation. It is anticipated that: the net proceeds of any recovery will be distributed to the limited partners of CP III, including the Partnership, on a pro rata basis; the Partnership and/or its counsel will reimburse PWDC; and any remaining Partnership proceeds will be distributed to the Partners of the Partnership in accordance with the distribution criteria outlined in Note 1. (See Note 8 - Subsequent Events).

8.   Subsequent Events

     On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation (See Note 7) approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for the objectors. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor which was subject to an appeal period which expired on March 21, 2000 without an appeal being taken. On March 24, 2000 the Partnership received $3,195,190 representing its allocable share of the $10.8 million initial settlement payment, net of attorney's fees and expenses. Future settlement payments to be received by the Partnership cannot be estimated at this time.

     As of December 31, 1999, the Partnership owned 22 class A CPIs and 111 Class C CPIs. On February 17, 2000 the Partnership entered into an Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A and thirty-seven Class C CPIs for an aggregate purchase price of $14,722,400 subject to adjustment. The sale is subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the agreement between the Partnership and DRI on December 17, 1999 for the sale of ten Class A and fifty Class C CPIs. Also on February 17, 2000, the Partnership entered into a Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser four Class A CPIs

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

(Note 8 Continued)

and nineteen Class C CPIs for a purchase price of $7,638,800 subject to adjustment. Also, the Partnership agreed to make a distribution in kind to the Pharma Purchaser (as the owner of (28.17% of the Units) for an additional four class A CPIs and twenty-two Class C CPIs. Upon receipt of such distribution the Pharma Purchaser will waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. The DRI Purchase Agreement and the Pharma Purchase Agreement may be terminated by the parties if the closing of the transactions thereunder do not occur prior to July 15, 2000. The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs.

PaineWebber R&D Partners II                                            Exhibit A
Annual Report 1999
Letter to Limited Partners

To Our Limited Partners:

PaineWebber R&D Partners II, L.P.'s ("R&D Partners II" or the "Partnership") sponsor companies continued to see clinical advancements throughout the year. Centocor, Inc. ("Centocor") reported their anti-platelet drug ReoPro(R) improved the clinical function in patients with acute ischemic stroke. Amgen Inc. ("Amgen") submitted a license application to the U.S. Food and Drug Administration ("FDA") for the use of Kineret(R) (IL-1ra) in treating rheumatoid arthritis. Cygnus, Inc. ("Cygnus") received a unanimous recommendation for approval by the FDA for its GlucoWatch(R) monitor. Genzyme Surgical Products began pivotal clinical trials evaluating their hyaluronic acid ("HA") products for the reduction of adhesions following cardiac surgeries.

Amgen reported a record-breaking year, with total product sales reaching $3 billion, an increase of 21%, from $ 2.5 billion in 1998. Amgen submitted a regulatory license application for the use of Kineret in treating rheumatoid arthritis. Amgen also submitted simultaneous NESP (novel erythropoiesis stimulating protein) applications with the FDA and the European Medicines Evaluations Agency. The dual regulatory applications broadly cover renal disease and cover patients with chronic renal insufficiency, also known as patients with chronic renal failure requiring dialysis. NESP is a non-naturally occurring recombinant protein being explored for its potential to stimulate the production of red blood cells.

In October, Centocor and Johnson & Johnson ("J&J") completed their $4.9 billion merger. Centocor retains its name and operates as a direct, wholly-owned subsidiary of J&J. R&D Partners II will continue to receive royalty payments based on the sales of ReoPro through the year 2007.

Centocor's ReoPro is being evaluated in three clinical trials using the combination therapy with its "clot buster" Retavase (a fibrinolytic administered for the treatment of heart attacks to improve blood flow in the heart). Centocor is also in two separate clinical trials utilizing ReoPro alone for the treatment of acute coronary syndrome and stroke.

Genzyme Corporation announced during 1999 that Genzyme Surgical Products, a division of Genzyme Corporation with its own stock, began trading on the NASDAQ National Market under the ticker symbol "GZSP." Genzyme General created the surgical products division to focus more resources and attention on building its "biosurgery" business. Biosurgery is the convergence of mechanical and biological approaches to surgery and intervention procedures. The HA products include the Seprafilm(R) Bioresorbable Membrane which is approved for use in colorectal procedures to reduce the risks and burden of adhesive disease. Other HA products in research and development stages include: Sepramesh(TM) adhesion barrier - hernia repair in clinical development,; Seprafilm(R)II adhesion barrier - abdominal surgery and Sepracoat(TM) adhesion barrier - atrial fibrulations both in preclinical stages; Sepragel(TM) adhesion barrier - abdominal and pelvic surgery in

Phase II clinical trials; and Seprafilm(R)II adhesion barrier - cardiac surgery currently in Phase III clinical trials.

Cash distributions since inception of the Partnership total $4,466 per $10,000 investment through December 31, 1999. We expect cash distributions to continue, provided that products from the ongoing product development programs continue to meet with commercial success. In addition to the potential returns from the product development programs, investors have received common stock and warrants from R&D Partners II. The total value of the distributed common stock and warrants from the Partnership have ranged from $7,206 as valued on the date of distribution to $19,401 per $10,000 investment.

Included in the Product Portfolio Status section are more detailed discussions on the companies, status of the product development programs and specific information concerning the securities associated with each investment. Please refer to prior annual reports for information pertaining to the Partnership's terminated or concluded investments. The information contained therein has been obtained from public and other sources believed by the Partnership to be accurate, although the Partnership has not verified such information and therefore neither the General Partner of the Partnership, the Partnership nor their affiliates can assume any responsibility for the accuracy of such information.

Thank you for your continued interest in R&D Partners II.

Sincerely,

Robin Stanley
Vice President
Paine Webber Development Corporation

                            Product Portfolio Status

                                   Amgen Inc.
                                   ----------
Company
Amgen Inc. ("Amgen") acquired Synergen, Inc. ("Synergen") in December 1994. Amgen is continuing the development of IL-1ra or Kineret(R) (previously Antril) for the treatment of rheumatoid arthritis ("RA") which was being conducted by Synergen before the acquisition took place. Following an approximate six month period during which Amgen considered a number of corporate partnering alternatives, the company announced in April 1998 that it had decided to retain its principal product candidates, STNF-RI and IL-1ra, and relocated their respective development programs to Thousand Oaks, CA. Amgen announced it had discontinued the discovery research programs on several other inflammation products.

Program
R&D Partners II committed $4.5 million to Synergen Clinical Partners, L.P. ("SCP"), a $52.5 million limited partnership formed to fund the development and human clinical trials of the recombinant form of IL-1ra, a naturally occurring anti-inflammatory human protein that may play a significant role in the treatment of RA.

Under the terms of the court-approved settlement agreement dated January 16, 1998, in connection with the class action litigation on behalf of limited partners in SCP (the "Class"), the Class, as a whole, received approximately $13.8 million. The limited partners of R&D Partners II received approximately $1.2 million in the aggregate, which resulted in a payment of $150 per $10,000 investment and was included in the April 1998 distribution. In addition, the Class received rights to contingent payments in the future if the FDA approves an IL-1ra product for the market and also if sales of an IL-1ra product exceed $650 million before 2020. Amgen submitted an NDA during the fourth quarter 1999 with the FDA for Kineret for treatment of RA. Kineret appears to directly and selectively block the harmful effects of interleukin-1 (IL-1). IL-1 is a central mediator of bone and cartilage destruction and inflammation in rheumatoid arthritis.

Warrant
R&D Partners II distributed the Synergen warrant to investors in March 1993. As a consequence of the acquisition of Synergen by Amgen, the warrant was rendered valueless.

                                 Centocor, Inc.
                                 --------------
Company
Centocor, Inc. ("Centocor") is a health care company specializing in the development and commercialization of therapeutic products to meet critical human health care needs. As the leader in monoclonal antibody technology, Centocor's innovative products focus on the management of three major disease areas: cardiovascular, autoimmune and cancer. In October 1999, Centocor and Johnson & Johnson ("J&J") completed their $4.9 billion merger, net of cash acquired, after Centocor shareholders voted to approve the merger. Centocor will retain its name and function as a wholly-owned subsidiary of J&J.

Program
R&D Partners II committed $12 million to Centocor Partners III, L.P. ("CPIII"), a $54.2 million limited partnership formed to conduct the development and human clinical trials of two monoclonal antibody-based products, ReoPro(R) and Capiscint. Development efforts for Capiscint(TM) ceased. ReoPro is currently being sold in the U.S. by Centocor's marketing partner, Eli Lilly and Company ("Lilly").

ReoPro received marketing approval from the FDA in 1994 for use in the reduction of acute cardiac complications, but only in the patients undergoing angioplasty procedures who are at risk for abrupt artery closure. Centocor is reviewing clinical trials combining ReoPro with a reduced dose of their "clot buster" Retavase(R) in acute myocardial infarction. The results were presented at the 21st Annual Congress of the European Society of Cardiology and are taken from the SPEED (Strategies for Patency Enhancement in the Emergency Department, also known as the GUSTO IV Pilot Trial) trial.

ReoPro is also being studied in patients with acute ischemic stroke. Data was presented at the Eighth Annual European Stroke Meeting which showed that ReoPro improved patients' clinical function even when administered up to 24 hours after first symptoms, with no increased risk of major intracranial bleeding. Earlier in 1999, Centocor and Pharmacia & Upjohn announced that they were expanding clinical trials of ReoPro to assess its use with the clot-busting drug Fragmin(R) in treating heart attack patients. ReoPro prevents platelets from clustering together to form blood clots. Fragmin, co-promoted by its developer Pharmacia & Upjohn and Centocor, breaks up already existing clots.

In March 1999, the court approved the settlement of the litigation commenced by R&D Partners II against Centocor, arising out of Centocor's transaction with Eli Lilly and Company. The court's approval of the settlement becomes effective when the court's order and final judgment are either finally affirmed on appeal or, by lapse of time or otherwise, shall no longer be subject to appeal.

Warrant
R&D Partners II distributed the Centocor warrant in March 1992. Investors received a warrant to purchase 116 shares of Centocor common stock per $10,000 investment in R&D Partners II with an exercise price of $14.155 per share through February 1993 and $16.655 per share from March 1993 through February 1995. Based on the closing price of $31.75 per share on the date of distribution and the initial exercise price of $14.155 per share, a warrant to purchase 116 shares of Centocor common stock had a value of $2,041 per $10,000 unit. In June 1992, R&D Partners II distributed 22 shares of Centocor common stock per $10,000 investment, which had a value of approximately $305 on the date of distribution. The available gain from the distributed Centocor warrant and common stock has ranged from $2,346 on the dates of distribution to $3,772 per $10,000 investment in R&D Partners II.

                               Genzyme Corporation
                               -------------------
Company
Genzyme Corporation ("Genzyme") is committed to redefining patient care worldwide through the introduction of innovative products and services for major unmet medical needs. With nearly 600 products and services already on the market, Genzyme has a solid, profitable revenue base. The division also has a broad research and development pipeline intended to maintain a high rate of earnings growth. Genzyme has four operating units: Therapeutics, Genetics Services, Diagnostic Products and Pharmaceuticals.

Program
R&D Partners II committed $5.0 million to Genzyme Development Partners, L.P. ("GDP"), a $36.8 million limited partnership formed to conduct the development and human clinical trials of surgical products based on hyaluronic acid ("HA"). The products are designed to reduce the incidence and severity of adhesions, a serious post-operative complication. The HA product line was moved to Genzyme Surgical Products division ("GZSP") to sharpen their focus on the `biosurgery' market, which is being created by the increasing convergence of mechanical and biological approaches to surgery. GZSP's biomaterials products include Seprafilm(R)Bioresorbable Membrane, which is used in colorectal procedures to reduce the risks and burden of adhesive disease, and several additional adhesion-prevention products now marketed in Europe, including Sepracoat(R) Coating Solution and Seprafilm(R) II, a second generation product with improved elasticity and ease of use.

In the first quarter 1999, Seprafilm received the European CE Mark approval for the use in reducing the incidence of adhesions following cardiac surgery. The approval expands the indication for Seprafilm in Europe and represents the first step in Genzyme's program to develop and introduce anti-adhesions products for the cardiovascular market. GZSP began enrolling pediatric patients in a pivotal clinical trial to evaluate the use of CV-Seprafilm(TM) (previously referred to as Seprafilm II Adhesion Barrier for this application) in open-heart surgery. GZSP also began a clinical trial evaluating the use of Sepracoat(TM)Coating Solution, a biomaterials product, in reducing atrial fibrillation following cardiac surgery. Protecting cardiac tissues from desiccation and abrasive damage from handling during surgery may decrease post-operative atrial fibrillation. Sepracoat is designed to form a temporary, viscous, protective barrier when applied to tissue surfaces.

GZSP is also developing Sepramesh(TM), a mesh product that is coated with a sodium hyaluronic-based layer for use in hernia repairs. GZSP reports it filed a 510(k) application in December 1999 and hopes to receive marketing approval from the FDA for Sepramesh in early 2000. Preclinical studies for Sepragel(TM) Bioresorbable Gel in laproscopic surgery were completed during the quarter. GZSP continues to assess its clinical trial strategy for the use of Sepragel(TM) in laproscopic surgery and Seprafilm Adhesion Barrier in abdominal surgery. GZSP believes that its anti-adhesion technologies will have many applications beyond general and gynecological surgery. For example, GZSP is currently investigating the use of Genzyme's anti-adhesion products in sinus and orthopedic surgery.

Warrant
R&D Partners II distributed the warrant in June 1992. Per $10,000 investment, investors received a warrant to purchase 22 shares of Genzyme common stock at $16.01 per share and a warrant to purchase 10 shares at $22.91 per share. Both warrants expired October 31, 1996. Due to the stock split in July 1996, for every warrant exercise, investors received two shares of Genzyme common stock. Based on the closing price of $24.75 per share on the date of distribution (as adjusted for the stock split), the distributed warrants to purchase Genzyme common stock had a value of approximately $1,003. The available gain from the distributed Genzyme warrants has ranged from $1,003 at distribution to $1,883 per $10,000 investment in R&D Partners II.