Form 10-Q
period 2000-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 2000-05-15
CIK 814576

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    Form 10-Q

           (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 2000
                                       Or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                 For the transition period from ______ to ______

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                                    Form 10-Q
                                 March 31, 2000

                                Table of Contents

PART I.        FINANCIAL INFORMATION                                        Page

Item 1.        Financial Statements

               Statements of Financial Condition (unaudited) at March          2
               31, 2000 and December 31, 1999

               Statements of Operations (unaudited) for the three              3
               months ended March 31, 2000 and 1999

               Statement of Changes in Partners' Capital (unaudited)           3
               for the three months ended March 31, 2000

               Statements of Cash Flows (unaudited) for the three              4
               months ended March 31, 2000 and 1999

               Notes to Financial Statements                                5-10
               (unaudited)

Item 2.        Management's Discussion and Analysis of Financial           11-12
               Condition and Results of Operations

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                              13

Item 5.        Other Information                                              13

Item 6.        Exhibits and Reports on Form                                   14
               8-K

               Signatures                                                     15

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Financial Condition
(unaudited)

                                                                        March 31,           December 31,
                                                                             2000                   1999
------------------------------------------------------------------------------------------------------------------------------
Assets:

      Cash                                                    $             6,998    $             6,998

      Marketable securities, at market value                            4,379,080                175,449

      Royalty and other receivables                                     6,264,308              1,119,656

      Prepaid expense                                                       5,900                      -
                                                              -------------------    -------------------
Total assets                                                  $        10,656,286    $         1,302,103
                                                              ===================    ===================

Liabilities and partners' capital:

      Accrued liabilities                                     $           163,741    $           108,084

      Partners' capital                                                10,492,545              1,194,019
                                                              -------------------    -------------------
Total liabilities and partners' capital                       $        10,656,286    $         1,302,103
                                                              ===================    ===================
------------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Operations
(unaudited)

For the three months ended March 31,                                         2000                   1999
------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                         $             4,030    $             3,700
      Income from product development projects                          9,459,498              1,522,910
      Unrealized appreciation of marketable securities                          -                629,998
                                                              -------------------    -------------------
                                                                        9,463,528              2,156,608
                                                              -------------------    -------------------

Expenses:
      General and administrative costs                                    165,002                 69,823
                                                              -------------------    -------------------
Net income                                                    $         9,298,526    $         2,086,785
                                                              ===================    ===================

Net income per partnership unit:
      Limited partners (based on 8,257 units)                 $          1,114.88    $            250.20
      General partner                                         $         92,985.26    $         20,867.85
------------------------------------------------------------------------------------------------------------------------------


Statement of Changes in Partners' Capital
(unaudited)

                                                                     Limited                General
For the three months ended March 31, 2000                           Partners                Partner                Total
------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                                    $         1,177,996    $            16,023    $       1,194,019

Net income                                                              9,205,541                 92,985            9,298,526
                                                              -------------------    -------------------    -----------------
Balance at March 31, 2000                                     $        10,383,537    $           109,008    $      10,492,545
                                                              ===================    ===================    =================
------------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(a Delaware Limited Partnership)

Statements of Cash Flows
(unaudited)

For the three months ended March 31,                                         2000                   1999
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                    $         9,298,526    $         2,086,785
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized appreciation of marketable securities                                -               (629,998)

(Increase) decrease in operating assets:
  Marketable securities                                                (4,203,631)                 2,052
  Royalty and other receivables                                        (5,144,652)               (62,165)
  Prepaid expense                                                          (5,900)                     -

 Increase in operating liabilities:
  Accrued liabilities                                                      55,657                 62,896
                                                              -------------------    -------------------
Cash provided by operating activities                                           -              1,459,570
                                                              -------------------    -------------------
Cash flows from financing activities:
  Distributions to partners                                                     -             (1,459,570)
                                                              -------------------    -------------------
Increase in cash                                                                -                      -

Cash at beginning of period                                                 6,998                  6,998
                                                              -------------------    -------------------
Cash at end of period                                         $             6,998    $             6,998
                                                              ===================    ===================
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the three months ended
March 31, 2000 and 1999.
------------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  Organization and Business

    The financial information as of and for the periods ended March 31, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2000, are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 1 Continued)

    All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                              Limited    General
                                                              Partners   Partner
                                                              --------   -------
   I.    Until the value of the aggregate
         distributions for each limited partnership
         unit ("Unit") equals $10,000 plus simple
         interest on such amount accrued at 7% per
         annum for each Unit sold at the Initial
         Closing (6% per annum for each subsequent
         Unit sold up to the 5,000th Unit and 5% per
         annum for each Unit sold thereafter)
         ("Contribution Payout"). At March 31, 2000,
         Contribution Payout ranged from $15,375 per
         Unit to $18,750 per Unit...................             99%         1%

  II.    After Contribution Payout and until the
         value of the aggregate distributions for
         each Unit equals $50,000 ("Final Payout")..             80%        20%

 III.    After Final Payout.........................             75%        25%

    For the quarter ended March 31, 2000, the Partnership made no cash or security distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $4,466 and $7,206 per Unit, respectively.

    Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2000, the cumulative profit for the Partnership was $485 per Unit.

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

3.  Marketable Securities

    As of March 31, 2000 and December 31, 1999, the Partnership had invested $4,379,080 and $175,449, respectively, in a money market fund.

    At March 31, 1999, the Partnership owned 240,000 shares of Cygnus, Inc. whereby the market value as of this date was $7.50 per share. The carrying value of the investment as of December 31, 1998 was $4.875 per share and the Partnership recognized unrealized appreciation of $629,998 for the three months ended March 31, 1999.

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

5.  Product Development Projects

    On January 31, 1997, pursuant to the provision of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership has been and will continue to receive future quarterly payments (the "CPIs") based on sales of ReoPro(TM), a drug developed by CP III. For the quarters ended March 31, 2000 and 1999, the Partnership accrued income due from the CPIs of $2,200,000 and $1,487,679, respectively. With respect to its current investment of 22 Class A CPIs and 111 Class C CPIs, on February 17, 2000, the Partnership entered into an Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A and thirty-seven Class C CPIs for an aggregate purchase

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(Note 5 Continued)

price of $14,722,400 subject to adjustment. The sale is subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the agreement between the Partnership and DRI on December 17, 1999 for the sale of ten Class A and fifty Class C CPIs. (See Note 8 - Subsequent Events). Also on February 17, 2000, the Partnership entered into a Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser four Class A CPIs and nineteen Class C CPIs for a purchase price of $7,638,800 subject to adjustment. Also, the Partnership agreed to make a distribution in kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional four Class A CPIs and twenty-two Class C CPIs. (See Note 8 - Subsequent Events). Upon receipt of such distribution the Pharma Purchaser will waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. The DRI Purchase Agreement and the Pharma Purchase Agreement may be terminated by the parties if the closing of the transactions thereunder do not occur prior to July 15, 2000. As of March 31, 2000, the Partnership has not recognized any income resulting from the transaction contemplated by the foregoing agreements.

    The Partnership's remaining active Project is an investment of 111 Class A limited partnership units in Genzyme Development Partners, L.P.

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

    In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. The agreement provided, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses (the "Initial Payment") as may be awarded by the Court; an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million (the "Milestone Payment"); and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan.

    The agreement further provided for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007 (the "Retroactive Payments"). Under the agreement, those royalties would be paid based on revenues from end-sales by Lilly and other distributors, as opposed to Centocor's revenues on its sales to distributors. For 1997 and 1998, Centocor would pay an aggregate of 6.5% of the first $175 million of United States end-sales revenues, 3.25% of such revenues above $175 million, and 3.25% of foreign end-sales revenues. For 1999 through 2007, Centocor would pay an aggregate of 6.5% of the first $250 million of United States end-sales revenues, 4% of such revenues above $250 million, and 3.25% of foreign end-sales revenues. The agreement provided that investors would not receive less than Centocor would otherwise have paid based on Centocor's sales of ReoPro.

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

    On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for the objectors. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor which was subject to an appeal period which expired on March 21, 2000 without an appeal being taken. On March 24, 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment which has been included in income from product development projects in the accompanying financial statements. (See Note 8 - Subsequent Event).

8.  Subsequent Events

    In April 2000 Centocor remitted to the former limited partners of CP III the payments due pursuant to the Milestone Payment as well as the Retroactive Payments due for years 1997 through 1999. The Partnership received $4,064,308 relating to these payments and accrued for such as income from product development projects in the accompanying financial statements. Additional amounts relating to the Retroactive Payments for years 1997 through 1999 may be paid to the Partnership in the future.

    On April 4, 2000, the Partnership and DRI entered into the First Amendment to the DRI Purchase Agreement whereby the parties agreed to the sale of 7 Class A and 39 Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment. On April 5, 2000, the Partnership and the Pharma Purchaser entered into the Amended and Restated Contractual Payment Interest Purchase Agreement for the sale of 8.75 Class A and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 (subject to adjustment) and to distribute to the Pharma Purchaser an additional 6.25 Class A and 31.25 Class C CPIs. If the sales contemplated by the foregoing agreements are consummated in accordance with their terms, the Partnership will have sold all its CPIs relating to the sale of ReoPro. As of March 31, 2000, the Partnership has not recognized any income relating to these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

    Partners' capital increased from $1.2 million at December 31, 1999, to $10.5 million at March 31, 2000, resulting from the recognition of net income of $9.3 million (as more fully explained in Results of Operations below).

    The Partnership's funds are invested in a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $0.2 million at December 31, 1999 to $4.4 million at March 31, 2000 resulting primarily from the receipt of payments due from Centocor of $4.3 million offset by the payment of Partnership expenses of $0.1 million.

Results of Operations

Three months ended March 31, 2000 compared to the three months ended March 31, 1999:

    Net income for the quarters ended March 31, 2000 and 1999 was $9.3 million and $2.1 million, respectively. The favorable change of $7.2 million resulted primarily from of an increase in revenues of $7.3 million offset by an increase in expenses of $0.1 million.

    Revenues for the three months ended March 31, 2000 and 1999 were $9.5 million and $2.2 million, respectively. The increase of $7.3 million was due from an increase in income from product development projects of $7.9 million offset by a decrease in unrealized appreciation of marketable securities of $0.6 million. Income from product development projects for the quarters March 31, 2000 and 1999 was $9.4 million and $1.5 million, respectively, resulting primarily from Partnership income due as a former limited partner of CP III. For the quarters ended March 31, 2000 and 1999, the Partnership accrued $2.2 million and $1.5 million, respectively, with regard to the quarterly CPI payments due as of these dates. In addition, for the three months ended March 31, 2000, the Partnership received and/or accrued for its allocable share of the payments due from Centocor pursuant to the settlement agreement aggregating $7.3 million. Unrealized appreciation for the quarter ended March 31, 1999 was $0.6 million resulting from the Partnership's investment of 0.24 million shares of Cygnus, Inc. The market value of the shares increased from $4.875 per share as of December 31, 1998 to $7.50 per share at March 31, 1999.

    Expenses for the three months ended March 31, 2000 and 1999 were $0.2 million and $0.1 million, respectively. The increase was due primarily to increased legal fees incurred with respect to the sale of 22 Class A CPIs and 111 Class C CPIs to DRI and the Pharma Purchaser.

(Item 2 Continued)

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

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      Action Against Centocor, Inc. and Centocor Development Corporation III.

         Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1999. On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for the objectors. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor which was subject to an appeal period which expired on March 21, 2000 without an appeal being taken.

Item 5. Other Information.

         As a former partner of CP III the Partnership is entitled to receive from Centocor CPIs relating to the sale of Reopro(TM). The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs. On February 17, 2000, the Partnership entered into the DRI Purchase Agreement with DRI. Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A CPIs and thirty-seven Class C CPIs for an aggregate purchase price of $14,722,400 subject to adjustment. The sale is subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the agreement between the Partnership and DRI on December 17, 1999 for the sale of ten Class A CPIs and fifty Class C CPIs. On April 4, 2000, the DRI Purchase Agreement was amended for the sale by the Partnership to DRI of seven Class A CPIs and thirty-nine Class C CPIs for an aggregate purchase price of $15,444,800 (subject to adjustment) which is the same per CPI purchase price as per the DRI Purchase Agreement. Also, on February 17, 2000, the Partnership entered into the Pharma Purchase Agreement whereby the Partnership agreed to sell to the Pharma Purchaser four Class A CPIs and nineteen Class C CPIs for a purchase price of $7,638,800 subject to adjustment. Also, the Partnership agreed to make a distribution in kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional four Class A CPIs and twenty-two Class C CPIs. Upon receipt of such distribution the Pharma Purchaser will waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. On April 5, 2000, the Pharma Purchase Agreement was amended to reflect the sale of 8.75 Class A and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment which is the same per CPI purchase price as per the Pharma Purchase Agreement. In addition, the distribution to the Pharma Purchaser was amended to 6.25 Class A and 31.25 Class C CPIs. The DRI Purchase Agreement and the Pharma Purchase Agreement, as amended, may be terminated by the parties if the closings of the transactions thereunder do not occur prior to July 15, 2000. If the sales contemplated by the foregoing agreements are consummated in accordance with their terms, the Partnership will have sold all its CPIs relating to the sale of ReoPro.

Item 6. Exhibits and Reports on Form 8-K.

       a) Exhibits:

          None

       b) Reports on Form 8-K:

          On February 9, 2000, the Partnership filed a report on Form 8-K relating to the discontinuance of the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law.

          On February 17, 2000, the Partnership filed a report on Form 8-K relating to the execution of a final judgment by the Court resolving all settlement matters in the litigation with Centocor.

          On February 17, 2000, the Partnership filed a report on Form 8-K with respect to the execution of an agreement for the sale by the Partnership to DRI of certain Class A and Class C CPIs as well as the execution of an agreement for the sale and distribution of other Class A and Class C CPIs by the Partnership to the Pharma Purchaser.

          On April 7, 2000, the Partnership filed a report on Form 8-K relating to the amendment of agreements for the sale and distribution of Class A and Class C CPIs to DRI and the Pharma Purchaser previously disclosed by the Partnership on a filing dated February 17, 2000.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2000.

                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By: PaineWebber Technologies II, L.P.
                      (General Partner)


                  By: PWDC Holding Company
                      (general partner of the General Partner)


                  By: /s/ Dhananjay M. Pai
                      ----------------------------------------
                      Dhananjay M. Pai
                      President*


                  By: /s/ Robert J. Chersi
                      ----------------------------------------
                      Robert J. Chersi
                      Principal Financial and Accounting Officer*

* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.