Form 10-Q
period 2000-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 2000-08-14
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                                    FORM 10-Q
                                  JUNE 30, 2000

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at                      2
         June 30, 2000 and December 31, 1999

         Statements of Operations
         (unaudited) for the three months and six months
         ended June 30, 2000 and 1999                                          3

         Statement of Changes in Partners' Capital
         (unaudited) for the six months ended
         June 30, 2000                                                         4

         Statements of Cash Flows
         (unaudited) for the six months ended
         June 30, 2000 and 1999                                                5

         Notes to Financial Statements
         (unaudited)                                                        6-11

Item 2.  Management's Discussion and Analysis of Financial                 12-13
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     15

         Signatures                                                           16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                June 30,            December 31,
                                                  2000                  1999
--------------------------------------------------------------------------------
Assets:

     Cash                                        $     6,998     $      6,998

     Marketable securities, at market value        10,002,649         175,449

     Royalty income receivable                      1,550,000       1,119,656

                                                 ------------    ------------
Total assets                                     $ 11,559,647    $  1,302,103
                                                 ============    ============


Liabilities and partners' capital:

     Accrued liabilities                         $    156,515    $    108,084

     Partners' capital                             11,403,132       1,194,019

                                                 ------------    ------------
Total liabilities and partners' capital          $ 11,559,647    $  1,302,103
                                                 ============    ============

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                            2000                 1999
--------------------------------------------------------------------------------------
Revenues:
     Interest income                                   $       72,548    $      3,759
     Income from product development projects                 963,970       1,740,002
     Unrealized appreciation of marketable securities               -       1,320,000
                                                       --------------    ------------
                                                            1,036,518       3,063,761
                                                       --------------    ------------

Expenses:
     General and administrative costs                         125,932          58,188
                                                       --------------    ------------

Net income                                             $      910,586    $  3,005,573
                                                       ==============    ============

Net income per partnership unit:
     Limited partners (based on 8,257 units)           $       109.18    $     360.36
     General partner                                   $     9,105.86    $  30,055.73


--------------------------------------------------------------------------------------
For the six months ended June 30,                                2000            1999
--------------------------------------------------------------------------------------
Revenues:
     Interest income                                   $       76,579    $      7,460
     Income from product development projects              10,423,468       3,262,912
     Unrealized appreciation of marketable securities               -       1,949,998
                                                       --------------    ------------
                                                           10,500,047       5,220,370
                                                       --------------    ------------

Expenses:
     General and administrative costs                         290,934         128,011
                                                       --------------    ------------

Net income                                             $   10,209,113    $  5,092,359
                                                       ==============    ============

Net income per partnership unit:
     Limited partners (based on 8,257 units)           $     1,224.05    $     610.57
     General partner                                   $   102,091.13    $  50,923.59

--------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)


                                                            Limited           General
For the six months ended June 30, 2000                     Partners           Partner               Total
-------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                             $    1,177,996      $       16,023      $    1,194,019

Net income                                                 10,107,022             102,091          10,209,113

                                                       --------------      --------------      --------------
Balance at June 30, 2000                               $   11,285,018      $      118,114      $   11,403,132
                                                       ==============      ==============      ==============

-------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30,                            2000               1999
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                             $   10,209,113      $   5,092,359
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized appreciation of marketable securities                    -         (1,949,998)

(Increase) decrease in operating assets:
 Marketable securities                                     (9,827,200)            85,301
 Royalty income receivable                                   (430,344)          (274,486)

Increase in operating liabilities:
  Accrued liabilities                                          48,431             24,348
                                                       --------------      -------------
Cash provided by operating activities                               -          2,977,524
                                                       --------------      -------------

Cash flows from financing activities:
  Distributions to partners                                         -         (2,977,524)
                                                       --------------      -------------

Increase in cash                                                    -                  -

Cash at beginning of period                                     6,998              6,998
                                                       --------------      -------------

Cash at end of period                                  $        6,998      $       6,998
                                                       ==============      =============

----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 2000 and 1999.
----------------------------------------------------------------------------------------------


See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended June 30, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2000, are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2000.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         LIMITED      GENERAL
                                                                                        PARTNERS      PARTNER
                                                                                        --------      -------
     I. Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at
        7% per annum for each Unit sold at the Initial Closing (6% per annum for each subsequent Unit sold up to the 5,000th Unit and 5% per annum for each
        Unit sold thereafter) ("Contribution Payout"). At June 30, 2000,
        Contribution Payout ranged from $15,500 per Unit to $18,925 per
        Unit ..........................................................................    99%           1%

    II. After Contribution Payout and until the value of the aggregate
        distributions for each Unit equals $50,000 ("Final Payout") ...................    80%          20%

   III. After Final Payout ............................................................    75%          25%

         For the six months ended June 30, 2000, the Partnership made no cash or security distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $4,466 and $7,206 per Unit, respectively (See Note 8 - Subsequent Events).

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2000, the cumulative profit for the Partnership was $594 per Unit.

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

3.       MARKETABLE SECURITIES

         As of June 30, 2000 and December 31, 1999, the Partnership had invested $10,002,649 and $175,449, respectively, in a money market fund.

         At June 30, 1999, the Partnership owned 240,000 shares of Cygnus, Inc. whereby the market value as of this date was $13.00 per share. The carrying value of the investment as of March 31, 1999 and December 31, 1998 was $7.50 and $4.875 per share. The Partnership recognized unrealized appreciation of $1,320,000 and $1,949,998 for the three months and six months ended June 30, 1999.

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

5.       PRODUCT DEVELOPMENT PROJECTS

         On January 31, 1997, pursuant to the provision of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership has been and will continue to receive future quarterly payments (the "CPIs") based on sales of ReoPro(TM), a drug developed by CP III. For the quarters ended June 30, 2000 and 1999, the Partnership accrued income due from the CPIs of $1,550,000 [prior to an estimate adjustment of approximately $587,000 as of March 31, 2000] and $1,700,000, respectively. For the six months ended June 30, 2000 and 1999, the Partnership received and/or accrued income from CP III in the amount of $3,163,970 and $3,256,609, respectively. With respect to its current investment of 22 Class A CPIs and 111 Class C CPIs, on April 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A and thirty-nine Class C CPIs for an aggregate purchase price of

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 5 CONTINUED)

$15,444,800 subject to adjustment. The sale is subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the previous agreements between the Partnership and DRI entered into on February 17, 2000 and December 17, 1999. Also on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") which amended the previous agreement entered into on February 17, 2000. The Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment. Also, the Partnership agreed to make a distribution in-kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional 6.25 Class A CPIs and 31.25 Class C CPIs. Upon receipt of such distribution the Pharma Purchaser will waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. The DRI Purchase Agreement and the Pharma Purchase Agreement may be terminated by the parties if the closing of the transactions thereunder do not occur prior to July 15, 2000 (See Note 8 - Subsequent Events). If the sales contemplated by the foregoing agreements are consummated in accordance with their terms, the Partnership will have sold all its CPIs relating to the sale of ReoPro. As of June 30, 2000, the Partnership has not recognized any income resulting from the transactions contemplated by the foregoing agreements.

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

         In June 1997, the parties to the Partnership's action entered into an agreement to settle the action. On March 15, 1999, the Court issued a memorandum opinion and order approving the settlement as fair and reasonable. The agreement provided, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court (the "Initial Payment"); an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million (the "Milestone Payment"); and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan.

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

         On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor. On March 24, 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment which has been included in income from product development projects in the accompanying financial statements. As of March 31, 2000 the Partnership accrued as income from product development projects the amount of $4,064,308 relating to payments due pursuant to the Milestone Payment as well as the Retroactive Payments for years 1997 through 1999. Such amount was received by the Partnership in April 2000. Additional amounts relating to the Retroactive Payments for years 1997 through 1999 may be paid to the Partnership in the future.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.       SUBSEQUENT EVENTS

         On July 12, 2000, PWG entered into an agreement and plan of merger with UBS AG ("UBS") and a subsidiary of UBS pursuant to which PWG will merge with and into that subsidiary. The transaction, which is expected to be completed in the fourth quarter of 2000, has been approved by PWG's Board of Diractors and is subject to customary closing conditions, including certain regulatory approvals and the approval of PWG's shareholders.

         On July 17, 2000 the Partnership was advised by DRI that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result, none of the Partnership's CPIs are being sold or distributed to DRI or the Pharma Purchaser.

         As of August 14, 2000, the General Partner has approved a cash distribution to the Partners aggregating $9,174,444 ($91,744 to the General Partner; $1,100 per Unit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $1.2 million at December 31, 1999, to $11.4 million at June 30, 2000, resulting from the recognition of net income of $10.2 million (as more fully explained in Results of Operations below).

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $0.2 million at December 31, 1999 to $10.0 million at June 30, 2000 resulting primarily from the receipt of quarterly payments due from the CPIs of $2.7 million and the receipt of payments from the settlement of the CP III litigation of $7.3 million. As of August 14, 2000, the General Partner has approved a cash distribution to the Partners aggregating $9.2 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1999

         Net income for the quarters ended June 30, 2000 and 1999 was $0.9 million and $3.0 million, respectively. The unfavorable change of $2.1 million resulted primarily from of a decrease in revenues of $2.0 million and an increase in expenses of $0.1 million.

         Revenues for the three months ended June 30, 2000 and 1999 were $1.0 million and $3.0 million, respectively. The decrease of $2.0 million was due primarily to a decrease of $0.7 million in income from product development projects and an unfavorable change in unrealized appreciation of marketable securities of $1.3 million. Income from product development projects for the three months ended June 30, 2000 and 1999 was $1.0 million and $1.7 million, respectively, resulting primarily from the Partnership's accrual of income due as a former limited partner of CP III. For the quarter ended June 30, 2000, the Partnership accrued income of $1.6 million which was off-set by an estimate adjustment of income for the previous quarter of $0.6 million. Unrealized appreciation of marketable securities for the three months ended June 30, 1999 was $1.3 million resulting from the Partnership's investment of 0.24 million shares of Cygnus. The market value of the shares increased from $7.50 per share as of March 31, 1999 to $13.00 per share at June 30, 1999. The Partnership held no Cygnus shares as of June 30, 2000.

         Expenses for the three months ended June 30, 2000 and 1999 were $0.125 million and $.05 million, respectively. The increase was due primarily to increased legal fees incurred with respect to the proposed sale of 22 Class A CPIs and 111 Class C CPIs to DRI and the Pharma Purchaser.

(ITEM 2 CONTINUED)

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1999

         Net income for the six months ended June 30, 2000 and 1999 was $10.2 million and $5.1 million, respectively. The favorable variance of $5.1 million resulted from an increase in revenues of $5.3 million offset by an increase in expenses of $0.2 million.

         Revenues for the six months ended June 30, 2000 and 1999 were $10.5 million and $5.2 million, respectively, resulting primarily from an increase in income from product development projects of $7.1 million offset by an unfavorable change in unrealized appreciation of $1.9 million. Income from product development projects for these periods was $10.4 million and $3.3 million, respectively. During 2000 the Partnership (as a former limited partner of CP III) received payments due pursuant to a settlement agreement with Centocor in the amount of $7.3 million. In addition, the Partnership received and/or accrued quarterly payments from Centocor in regard to their investment of CPIs in the amounts of $3.1 million and $3.3 million for the six months ended June 30, 2000 and 1999, respectively. Unrealized appreciation of marketable securities for the six months ended June 30, 1999 was $1.9 million. The market value of the Partnership's investment in 0.24 million shares of Cygnus increased form $4.875 per share as of December 31, 1998 to $13.00 per share as of June 30, 1999. The Partnership held no Cygnus shares as of June 30, 2000.

         Expenses for the six months ended June 30, 2000 and 1999 were $0.291 million and $0.128 million, respectively. The increase was due primarily to increased legal fees incurred with respect to the proposed sale of 22 Class A CPIs and III Class C CPIs to DRI and Pharma Purchaser.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III.

                  Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000.


ITEM 5.  OTHER INFORMATION.

                  As a former partner of CP III the Partnership is entitled to receive from Centocor CPIs relating to the sale of Reopro(TM). The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs. On AprIl 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A and thirty-nine Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment. The sale was subject to the fulfillment of certain conditions including the consent of Centocor and the approval of the Limited Partners. The DRI Purchase Agreement amended the previous agreements between the Partnership and DRI entered into on February 17, 2000 and December 17, 1999. Also on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment. Also, the Partnership agreed to make a distribution in-kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional 6.25 Class A CPIs and 31.25 Class C. CPIs. Upon receipt of such distribution the Pharma Purchaser would waive any right as a Limited Partner of the Partnership to receive a cash distribution from the Partnership as a result of the transactions contemplated by the DRI Purchase Agreement and the Pharma Purchase Agreement. The DRI Purchase Agreement and the Pharma Agreement could be terminated by the parties if the closing of the transactions thereunder do not occur prior to July 15, 2000. On July 17, 2000 the Partnership was advised by DRI that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result, none of the Partnership's CPIs are being sold or distributed to DRI or the Pharma Purchaser. If the sales contemplated by the foregoing agreements were consummated in accordance with their terms, the Partnership would have sold all its CPIs relating to the sale of ReoPro.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         A)       EXHIBITS:

                  None

         B)       REPORTS ON FORM 8-K:

                  On July 17, 2000, the Partnership filed a report on Form 8-K advising that the transactions comtemplated under the DRI Purchase Agreement would not be consummated. As a result none of the Partnership's CPIs are being sold or distributed to DRI or the Pharma Purchaser.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2000.


                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)


                  By:    /s/ Dhananjay M. Pai
                         ----------------------------------
                         Dhananjay M. Pai
                         President*


                  By:    /s/ Robert J. Chersi
                         ----------------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer*


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.