Form 10-Q
period 2000-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 2000-11-14
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                         -------------------------------

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

                         -------------------------------

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                Table of Contents
                                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Statements of Financial Condition (unaudited) at
          September 30, 2000 and December 31, 1999                             2

          Statements of Operations
          (unaudited) for the three months and nine months
          ended September 30, 2000 and 1999                                    3

          Statement of Changes in Partners' Capital
          (unaudited) for the nine months ended
          September 30, 2000                                                   4

          Statements of Cash Flows
          (unaudited) for the nine months ended
          September 30, 2000 and 1999                                          5

          Notes to Financial Statements
          (unaudited)                                                       6-11

Item 2.   Management's Discussion and Analysis of Financial                12-13
          Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 5.   Other Information                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                  September 30,  December 31,
                                                     2000              1999
--------------------------------------------------------------------------------
Assets:

     Cash                                         $     6,998    $     6,998

     Marketable securities, at market value         2,304,298        175,449

     Royalty income receivable                      1,435,000      1,119,656

                                                  -----------    -----------
Total assets                                      $ 3,746,296    $ 1,302,103
                                                  ===========    ===========


Liabilities and partners' capital:

     Accrued liabilities                          $    93,578    $   108,084

     Other liability                                  325,000              -
                                                  -----------    -----------
                                                      418,578        108,084

     Partners' capital                              3,327,718      1,194,019
                                                  -----------    -----------
Total liabilities and partners' capital           $ 3,746,296    $ 1,302,103
                                                  ===========    ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended September 30,                    2000        1999
--------------------------------------------------------------------------------
Revenues:
     Interest income                                   $    93,674  $     5,064
     Income from product development projects            1,420,274    1,774,066
     Realized loss on sale of marketable securities              -     (315,148)
                                                       -----------  -----------
                                                         1,513,948    1,463,982
                                                       -----------  -----------

Expenses:
     General and administrative costs                      414,918       91,189
                                                       -----------  -----------

Net income                                             $ 1,099,030  $ 1,372,793
                                                       ===========  ===========

Net income per partnership unit:
     Limited partners (based on 8,257 units)           $    131.77  $    164.60
     General partner                                   $ 10,990.30  $ 13,727.93

================================================================================

For the nine months ended September 30,                     2000        1999
--------------------------------------------------------------------------------
Revenues:
     Interest income                                   $   170,253  $    12,524
     Income from product development projects           11,843,742    5,036,978
     Realized gain on sale of marketable securities              -    1,634,850
                                                       -----------  -----------
                                                        12,013,995    6,684,352
                                                       -----------  -----------

Expenses:
     General and administrative costs                      705,852      219,200
                                                       -----------  -----------

Net income                                             $11,308,143  $ 6,465,152
                                                       ===========  ===========

Net income per partnership unit:
     Limited partners (based on 8,257 units)           $  1,355.83  $    775.16
     General partner                                   $113,081.43  $ 64,651.52

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                       Limited           General
For the nine months ended September 30, 2000           Partners          Partner         Total
------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                            $   1,177,996    $   16,023     $  1,194,019

Net income                                               11,195,062       113,081       11,308,143
Cash distributions                                       (9,082,700)      (91,744)      (9,174,444)
                                                      -------------    ----------     ------------
Balance at September 30, 2000                         $   3,290,358    $   37,360     $  3,327,718
                                                      =============    ==========     ============


------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the nine months ended September 30,              2000            1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                        $11,308,143    $ 6,465,152
Adjustments to reconcile net income to cash provided by operating activities:

(Increase) decrease in operating assets:
  Marketable securities                            (2,128,849)     1,322,839
  Royalty income receivable                          (315,344)      (327,051)

(Decrease) increase in operating liabilities:
  Accrued liabilities                                 (14,506)        37,084
  Other liability                                     325,000              -
                                                  -----------    -----------

Cash provided by operating activities               9,174,444      7,498,024

Cash flows from financing activities:
  Distributions to partners                        (9,174,444)    (7,498,024)
                                                  -----------    -----------

Increase in cash                                            -              -

Cash at beginning of period                             6,998          6,998
                                                  -----------    -----------

Cash at end of period                             $     6,998    $     6,998
                                                  ===========    ===========

--------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended September 30, 2000 and 1999.
--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of and for the periods ended September 30, 2000 and 1999 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended September 30, 2000 are not necessarily indicative of results to be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 1999 and the previously issued quarterly reports on Forms 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

         The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of Paine Webber Group Inc. ("PWG" - See Note 8). The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                                                         LIMITED       GENERAL
                                                                                        PARTNERS       PARTNER
                                                                                        --------       -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus simple interest on such amount accrued at 7% per annum for each Unit sold at the Initial
         Closing (6% per annum for each subsequent Unit sold up to the 5,000th
         Unit and 5% per annum for each Unit sold thereafter) ("Contribution
         Payout"). At September 30, 2000, Contribution Payout ranged from
         $15,625 per Unit to $19,100 per Unit ..................................           99%             1%

    II.  After Contribution Payout and until the value of the aggregate
         distributions for each Unit equals $50,000 ("Final Payout") ...........           80%            20%

   III.  After Final Payout ....................................................           75%            25%

         For the three months and nine months ended September 30, 2000, the Partnership made cash distributions totalling $9,174,444 ($1,100 per Unit; $91,744 to the General Partner). As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,566 and $7,206 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2000, the cumulative profit for the Partnership was $726 per Unit.

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

         Realized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the change in value occurs.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 2 CONTINUED)

         The Partnership has invested in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership has expensed product development costs when incurred by the Sponsor Companies and such costs have been reflected as expenditures under product development projects in the accompanying Statements of Operations. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income has been earned.

3.       MARKETABLE SECURITIES

         As of September 30, 2000 and December 31, 1999, the Partnership had invested $2,304,298 and $175,449, respectively, in a money market fund.

         During the quarter ended September 30, 1999, the Partnership sold its investment of 240,000 shares of Cygnus, Inc. ("Cygnus") for net proceeds of $2,804,852 ($11.6875 per share). The carrying value of the shares at June 30, 1999 and December 31, 1998 was $3,120,000 ($13.00 per share) and $1,170,002
($4.875 per share), respectively. Accordingly, the Partnership recognized a gain
(loss) upon the sale for the three months and nine months ended September 30, 1999 of $(315,148) and $1,634,850, respectively.

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

5.       PRODUCT DEVELOPMENT PROJECTS

         On January 31, 1997, pursuant to the provision of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership has been and will continue to receive future quarterly payments (the "CPIs") based on sales of ReoPro(TM), a drug developed by CP III. For the quarters ended September 30, 2000 and 1999, the Partnership accrued income due from the CPIs of $1,435,000 and $1,750,000, respectively. For the nine months ended September 30, 2000 and 1999, the Partnership received and/or accrued income from CP III in the amount of $4,584,244 and $5,028,109, respectively. With respect to its current investment of 22 Class A CPIs and 111 Class C CPIs, on April 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI 7 Class A and 39 Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment. Also on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser"). The Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment. Also, the Partnership agreed to make a distribution in-kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional 6.25 Class A CPIs and 31.25 Class C CPIs. On July 17, 2000 the Partnership was advised by DRI that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result, none of the Partnership's CPIs are being sold or distributed to DRI or the Pharma Purchaser. If the sales contemplated by the foregoing agreements had been consummated in accordance with their terms, the Partnership would have sold all its CPIs relating to the sale of ReoPro. Pursuant to the terms of the DRI Purchase Agreement the Partnership owes DRI the amount of $325,000 as liquidating damages resulting from the termination of the DRI Purchase Agreement. Such amount has been accrued by the Partnership in the accompanying financial statements.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.       SUBSEQUENT EVENT

         On October 23, 2000, the stockholders of PWG adopted the Agreement and Plan of Merger dated as of July 12, 2000, by and among PWG, UBS AG and a subsidiary of UBS AG, pursuant to which PWG will merge with and into that subsidiary. The transaction was completed on November 3, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $1.2 million at December 31, 1999, to $3.3 million at September 30, 2000, resulting from the recognition of net income of $11.3 million (as more fully explained in Results of Operations below) offset by a cash distribution to the Partners of $9.2 million for the nine months ended September 30, 2000.

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $0.2 million at December 31, 1999 to $2.3 million at September 30, 2000, resulting primarily from the receipt of quarterly payments due from the CPIs of $4.3 million and the receipt of payments from the settlement of the CP III litigation of $7.3 million offset by a cash distribution to the Partners of $9.2 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

         Net income for the quarters ended September 30, 2000 and 1999 was $1.1 million and $1.4 million, respectively. The decrease in net income was due to an increase in expenses of $0.3 million.

         Revenues for the three months ended September 30, 2000 and 1999 were $1.5 million consisting primarily of income from product development projects for both periods offset, in 1999, by a realized loss on sale of marketable securities. Income from product development projects for the quarters ended September 30, 2000 and 1999 was $1.4 million and $1.8 million, respectively, resulting from the Partnership's accrual of income due as a former limited partner of CP III. Realized loss on sales of marketable securities for the three months ended September 30, 1999 was $0.3 million resulting from the Partnership's sale of its investment of 0.24 million shares of Cygnus (with a carrying value at June 30, 1998 of $3.1 million) for proceeds of $2.8 million.

         Expenses increased from $0.1 million for the three months ended September 30, 1999 to $0.4 million for the same period ended September 30, 2000. During 2000 the Partnership entered into the DRI Purchase Agreement whereby the Partnership intended to sell a portion of its investment in its Class A CPIs and Class C CPIs to DRI. The DRI Purchase Agreement was terminated effective July 15, 2000. Pursuant to its terms, the Partnership was obligated to pay to DRI liquidating damages in the amount of $0.3 million.

(ITEM 2 CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

         Net income for the nine months ended September 30, 2000 and 1999 was $11.3 million and $6.5 million, respectively. The favorable variance of $4.8 million resulted from an increase in revenues of $5.3 million offset by an increase in expenses of $0.5 million.

         Revenues for the nine months ended September 30, 2000 and 1999 were $12.0 million and $6.7 million, respectively. The increase of $5.3 million resulted primarily from an increase in income from product development projects of $6.8 million offset by an unfavorable change in realized gains on sales of marketable securities of $1.6 million. Income from product development projects for these periods was $11.8 million and $5.0 million, respectively. During 2000 the Partnership (as a former limited partner of CP III) received payments due, pursuant to a settlement agreement with Centocor, in the amount of $7.3 million. In addition, the Partnership received and/or accrued quarterly payments from Centocor in regard to its investment of CPIs in the amounts of $4.5 million and $5.0 million for the nine months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 1999 the Partnership sold its investment of 0.24 million shares of Cygnus (with a carrying value at December 31, 1998 of $1.2 million) for proceeds of $2.8 million resulting in a realized gain of $1.6 million.

         Expenses for the nine months ended September 30, 2000 and 1999 were $0.7 million and $0.2 million, respectively. The variance was due primarily to
(i) increased legal fees incurred with respect to the proposed sale of 22 Class A CPIs and III Class C CPIs to DRI and Pharma Purchaser and (ii) the accrual of liquidating damages of $0.3 million due to DRI upon termination of the DRI Purchase Agreement (see three months ended September 30, 2000 compared to the three months ended September 30, 1999).

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         ACTION AGAINST CENTOCOR, INC. AND CENTOCOR DEVELOPMENT CORPORATION III.

                  Information regarding this action was disclosed on the Partnership's Form 10-K for the year ended December 31, 1999 and Form 10-Q for the quarter ended March 31, 2000.



ITEM 5.  OTHER INFORMATION.

                  As a former partner of CP III the Partnership is entitled to receive from Centocor CPIs relating to the sale of ReoPro(TM). The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs. On April 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI seven Class A and thirty-nine Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment. Also on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment. Also, the Partnership agreed to make a distribution in-kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional 6.25 Class A CPIs and 31.25 Class C. CPIs. On July 17, 2000 the Partnership was advised by DRI that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result, none of the Partnership's CPIs were sold or distributed to DRI or the Pharma Purchaser. If the sales contemplated by the foregoing agreements were consummated in accordance with their terms, the Partnership would have sold all its CPIs relating to the sale of ReoPro.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a)       EXHIBITS:

                  None

         b)       REPORTS ON FORM 8-K:

                  On July 17, 2000 the Partnership filed a report on Form 8-K advising that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result none of the Partnership's CPIs are being sold or distributed to DRI or the Pharma Purchaser.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2000.



                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    /s/  Dhananjay M. Pai
                         ---------------------------------------
                         Dhananjay M. Pai
                         President*



                  By:    /s/  Robert J. Chersi
                         ---------------------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer*


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.