Form 10-K405
period 2000-12-31
PAINEWEBBER R&D PARTNERS II LP
filed 2001-04-02
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        -------------------------------
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
                  ( ) TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                        -------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                        -------------------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  [X]   No  [_]

                        -------------------------------

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

                                     PART I


ITEM 1.  BUSINESS.

         PaineWebber R&D Partners II, L.P. (the "Partnership" or "Registrant") is a Delaware limited partnership that commenced operations on September 30, 1987. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly, Paine Webber Group Inc. ("PWG")).1 The principal objective of the Partnership has been to provide long-term capital appreciation to investors through investing in the development and commercialization of new products (the "Projects") with technology companies ("Sponsor Companies") which were expected to address significant market opportunities. The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

         As of December 31, 2000, the Partnership had continuing activity with Centocor, Inc. ("Centocor") and Genzyme Corporation. (See Exhibit A, the Annual Letter to the Limited Partners, for a detailed discussion of the current status of the Partnership's active Projects.)


PARTNERSHIP MANAGEMENT

         The Partnership has contracted with the Manager, pursuant to a management agreement (the "Management Contract"), responsibility for management and administrative services necessary for the operation of the Partnership for which it is entitled to receive an annual management fee. As of July 1, 1996, the Manager elected to discontinue charging the management fee for services rendered to the Partnership. Until September 1999, an Advisory Board had acted as special advisor to the Manager. Fees and expenses of the Advisory Board were paid for by PWDC.





- ------------------------
1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

(ITEM 1 CONTINUED)


DISTRIBUTIONS

         All distributions to the General Partner and the limited partners of the Partnership (the "Limited Partners"; collectively, the "Partners") have been made pro rata in accordance with their respective net capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                            LIMITED      GENERAL
                                                            PARTNERS     PARTNER
                                                            --------     -------

         I.       Until the value of the aggregate
                  distributions for each limited partnership
                  unit ("Unit") equals $10,000 plus simple
                  interest on such amount accrued at 7% per
                  annum for each Unit sold at the Initial
                  Closing (6% per annum for each subsequent
                  Unit sold up to the 5,000th Unit and 5%
                  per annum for each Unit sold thereafter)
                  ("Contribution Payout"). At December 31,
                  2000, Contribution Payout ranged from
                  $15,750 per Unit to $19,275 per Unit ........  99%          1%

         II.      After Contribution Payout and until the
                  value of the aggregate distributions for
                  each Unit equals $50,000 ("Final 80% 20%
                  Payout") ....................................  80%         20%

         III.     After Final Payout ..........................  75%         25%

         At December 31, 2000, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,856 and $7,206 per Unit, respectively.


PROFIT AND LOSS ALLOCATION

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2000, the cumulative profits for the Partnership were $949 per Unit.


OTHER

         As a former partner of Centocor Partners III, L.P. ("CP III") the Partnership is entitled to receive from Centocor, Contractual Payments Interests (the "CPIs") relating primarily to the sale of ReoPro(TM), a drug developed by Centocor. The Partnership currently owns 22 Class A CPIs and 111 Class C CPIs. On April 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Contractual Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI 7 Class A and 39 Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment. Also on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser") whereby the Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 (subject to adjustment) as well as make a distribution in-kind to the Pharma Purchaser as the owner of 28.19% of the Units (in lieu of cash distributions) for an additional

(ITEM 1 CONTINUED)


6.25 Class A CPIs and 31.25 Class C CPIs. The transactions contemplated under the DRI and Pharma Purchase Agreements did not close by the Termination Date as defined in the foregoing agreements. As a result, none of the Partnership's CPIs were sold or distributed to DRI or the Pharma Purchaser. If the sales contemplated by the foregoing agreements were consummated in accordance with their terms, the Partnership would have sold all its CPIs relating to the sale of ReoPro. Pursuant to the terms of the DRI Purchase Agreement, the Partnership remitted to DRI the amount of $325,000 as a negotiated fee resulting from the termination of the DRI Purchase Agreement. In February 2001, the Pharma Purchaser notified the Partnership that it believed it was entitled to a fee of $500,000 from the Partnership as a result of the termination of the Pharma Purchase Agreement. The Partnership has informed the Pharma Purchaser that the Partnership does not believe the Pharma Purchaser is entitled to any such fee. The Partnership and the Pharma Purchaser are continuing discussions on this matter and the Partnership expects to resolve this matter without paying any such fee to the Pharma Purchaser.

         At December 31, 2000, the Partnership and the General Partner had no employees, and PWDC Holding Company, the general partner of the General Partner, had no employees other than its executive officers (see Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT). The Partnership has been engaged in one primary business segment, the management of investments in technology products and companies.


ITEM 2.  PROPERTIES.

         The Partnership does not own or lease any office, manufacturing or laboratory facilities.


ITEM 3.  LEGAL PROCEEDINGS.

ACTION AGAINST CENTOCOR, INC.
- -----------------------------

         As previously disclosed on the Partnership's Form 10-K for the year ended December 31, 1999, the Partnership commenced a derivative action in the Chancery Court of Delaware (the "Court") in July 1995 against Centocor and Centocor Development Corporation III ("CDC III"), a wholly-owned subsidiary of Centocor, arising from certain agreements entered into by Centocor and Eli Lilly & Company ("Lilly") in July 1992.

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

         The Partnership's complaint alleged, among other things that: at least $25 million of the $100 million paid by Lilly represents profits from the sale of ReoPro that Centocor was required to share with CP III; and because of the Lilly transaction, Centocor was required to increase the percentages of profits

(ITEM 3 CONTINUED)


and revenues from ReoPro that it pays to CP III investors. Centocor, however, had taken the position that only $500,000 of the $100 million must be shared with CP III and that Centocor had no obligation to increase the percentages of ReoPro profits and revenues that it pays to CP III investors. The Partnership sought to proceed on behalf of CP III. The complaint sought to require Centocor and CDC III to pay damages to CP III and to increase the percentages of future ReoPro profits and revenues that Centocor must pay to CP III and its investors.

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

         On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor. During 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment, $2,088,467 representing its allocable share of the Milestone Payment and $1,975,841 as its allocable share of the Retroactive Payments. Also, as of December 31, 2000, the Partnership accrued $763,334 as an additional Retroactive Payment received in January 2001. Total income pursuant to the agreement of $8,022,832 has been reflected as income from product development projects in the accompanying financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no existing public market for the Units, and no such market is expected to develop. Effective February 9, 2000, the General Partner discontinued the right of Limited Partners to transfer Units except for transfers that may occur as a result of the laws of descent and distribution or by operation of law. As of December 31, 2000, there were 4,854 Limited Partners.

         The Partnership distributes to its Partners, when available, the net proceeds from royalty distributions, net proceeds from dispositions of portfolio securities and any other cash in excess of amounts that are necessary for the operation of the Partnership's business. The Partnership's policy has been to distribute common stock (or cash from the sale of common stock) to the Partners once the restriction period on saleability has lapsed and market conditions are favorable. For the year ended December 31, 2000, cash distributions to the Partners were $11,593,162 ($1,390 per Unit; $115,932 to the general partnership interest). For the year ended December 31, 1999, the Partnership made cash distributions to the Partners aggregating $9,458,018 ($1,134 per Unit; $94,580 to the general partnership interest). The Partnership's cash distributions to its Partners totaled $6,305,344 ($756 per Unit; $63,052 to the general partnership interest) for the year ended December 31, 1998.


ITEM 6.  SELECTED FINANCIAL DATA.

         See the "Selected Financial Data" on Page F-2 in this filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital at December 31, 1999 was $1.2 million compared to $2.8 million at December 31, 2000. The increase of $1.6 million was a result of net income of $13.2 million (as discussed in Results of Operations below) offset by cash distributions to the Partners of $11.6 million.

         The Partnership's funds are invested in marketable securities until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or for distribution to the Partners. Liquid assets at December 31, 2000 and 1999 were $1.0 million and $0.2 million, respectively. The increase of $0.8 million resulted from the receipt of quarterly payments due in connection with the CPI's of $5.7 million and the receipt of payments from the settlement of the CP III litigation of $7.3 million offset by cash distributions to the Partners of $11.6 million and the payment of expenses (in excess of interest earned) of $0.6 million.

(ITEM 7 CONTINUED)


RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999:

         Net income for the years ended December 31, 2000 and 1999 was $13.2 million and $7.9 million, respectively. The increase of $5.3 million resulted from an increase in revenues of $5.8 million offset by an increase in expenses of $0.5 million.

         Revenues increased from $8.1 million for the year ended December 31, 1999 to $13.9 million for this same period in 2000 resulting primarily from an increase in income from product development projects of $7.3 million offset by a decrease in net realized gain on sale of marketable securities of $1.6 million. During the year ended December 31, 2000 the Partnership recognized income from product development projects of $13.7 million resulting from income received and/or accrued from the settlement of the CP III litigation of $8.0 million and income received and/or accrued with respect to its investment in the Centocor CPI's of $5.7 million. For this same period in 1999, the Partnership received and/or accrued income from the Centocor CPI's of $6.5 million. During 1999 the Partnership sold its investment of 0.24 million shares of Cygnus, Inc. ("Cygnus") for aggregate proceeds of $2.8 million ($11.6875 per share). The shares had a carrying value as of December 31, 1998 of $1.2 million ($4.875 per share) and, accordingly, the Partnership recognized a gain upon the sale of $1.6 million for the year ended December 31, 1999.

         Expenses for the years ended December 31, 2000 and 1999 were $0.8 million and $0.3 million, respectively. During 2000, the Partnership incurred additional legal fees of $0.2 million resulting from the Partnership's negotiations to sell its CPR's to DRI and the Pharma Purchaser. In addition, upon the termination of the DRI Purchase Agreement, the Partnership paid to DRI a negotiated fee of $0.3 million.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998:

         Net income increased from $2.9 million for the year ended December 31, 1998 to $7.9 million for the year ended December 31, 1999 resulting primarily from an increase in revenues.

         Revenues for the years ended December 31, 1999 and 1998 were $8.1 million and $3.0 million, respectively. The increase was due primarily to an increase in net realized gain on sale of investments and marketable securities of $1.6 million as well as a favorable change in unrealized depreciation of investments and marketable securities of $3.6 million. During 1999 the Partnership sold its investment of 0.24 million shares of Cygnus for aggregate proceeds of $2.8 million ($11.6875 per share). The shares had a carrying value as of December 31, 1998 of $1.2 million ($4.875 per share) and, accordingly, the Partnership recognized a gain upon the sale of $1.6 million. The carrying value of the shares as of December 31, 1997 was $4.8 million ($19.875 per share). The Partnership recorded unrealized depreciation for the year ended December 31, 1998 of $3.6 million.

         Expenses increased from $0.2 million for the year ended December 31, 1998 to $0.3 million for the same period in 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information in response to this item may be found under the following captions included in this filing on Form 10-K:

                  Report of Independent Auditors (Page F-4)
                  Statements of Financial Condition (Page F-5)
                  Statements of Operations (Page F-6)
                  Statements of Changes in Partners' Capital (Page F-7) Statements of Cash Flows (Page F-8)
                  Notes to Financial Statements (Pages F-9 to F-14)


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

         The following table sets forth certain information with respect to the persons who are directors and executive officers of the Manager, as well as PWDC, the parent company of the Manager. On December 31, 1991, the Manager succeeded PWDC as the general partner of the General Partner. The following table sets forth such persons' positions as directors and executive officers of PWDC and PWDC Holding Company at December 31, 2000:

         NAME                 AGE             POSITION AND DATE APPOINTED
- -------------------------     ---       ---------------------------------------
DIRECTORS
     Dhananjay M. Pai (1)     38        Director since December 1996
     William J. Nolan (1)     53        Director since February 1997
     Stephen R. Dyer          41        Director since April 1999 of PWDC only

EXECUTIVE OFFICERS
     Dhananjay M. Pai (2)     38        President since December 1996
     William J. Nolan (3)     53        Treasurer since February 1997
     Geraldine L. Banyai      60        Secretary since June 1999

         The directors have a one-year term of office. The officers are elected by a majority of the directors and hold office until their successors are chosen by the directors.


(1) As of March 1, 2001, Dhananjay M. Pai and William J. Nolan were replaced as directors by Robert J. Chersi and Jerome T. Fadden.

(2)  As of March 1, 2001, Dhananjay M. Pai was replaced as President by Stephen
     R. Dyer

(3) As of March 1, 2001, William J. Nolan was replaced as Treasurer by Rosemarie Albergo

(ITEM 10 CONTINUED)


DIRECTORS

         MR. PAI was a Managing Director of UBS PaineWebber Inc. (formerly PaineWebber Incorporated ("PWI")). He resigned from PWI on January 1, 2001. Before joining the Principal Transactions Group of PWI in 1990, Mr. Pai was a Vice President in the Investment Banking Division of Drexel Burnham Lambert from 1988 to 1990. From 1983 to 1988, Mr. Pai held various positions within the Finance Division of Drexel Burnham Lambert. Mr. Pai is a Director and President of PaineWebber Capital, Inc. and either a Director or officer of certain affiliates of PWI. He holds a Bachelor of Science degree from Wharton School of Business and a Master of Business Administration from New York University.

         MR. NOLAN was Treasurer of PWG and Executive Vice President and Treasurer of PWI. He resigned his positions on January 26, 2001. Prior to his employment with PWI in 1984, Mr. Nolan was with Becker-Paribas and Bankers Trust Company. Mr. Nolan received a Bachelor of Arts degree from Colgate University and a Master of Business Administration from Stanford University Graduate School of Business.

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

ITEM 11. EXECUTIVE COMPENSATION.

         No compensation was paid to executive officers of PWDC Holding Company by the Registrant. PWDC Holding Company serves as the Manager for the Registrant, and pursuant to a Management Contract, is entitled to receive an annual management fee for management and administrative services provided to the Partnership. As of July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership. See the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-14 included in this filing on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below lists all investors who are known to the Partnership to be beneficial owners at March 1, 2001 of more than five percent of the Registrant's Units.

                                                                   PERCENT OF
CLASS          NAME AND ADDRESS                   AMOUNT              CLASS
- ------         ----------------                   ------              -----
Limited        Bioventure Investments, KFT        2,328 Units         28.19%
Partnership    Budapest, Hungary
Units

         No member of management of the Manager or PWDC had any beneficial interest in the Registrant's Units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information in response to this item may be found in the section entitled "Related Party Transactions" under the caption "Notes to Financial Statements" on pages F-9 through F-14 included in this filing on Form 10-K.

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

                  Report of Independent Auditors (Page F-4)
                  Statements of Financial Condition (Page F-5)
                  Statements of Operations (Page F-6)
                  Statements of Changes in Partners' Capital (Page F-7) Statements of Cash Flows (Page F-8)
                  Notes to Financial Statements (Pages F-9 to F-14)


REPORTS ON FORM 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2001.

         PAINEWEBBER R&D PARTNERS II, L.P.

         By:  PaineWebber Technologies II, L.P.
               (General Partner)

         By:  PWDC Holding Company
               (General partner of the General Partner)

         By:   /s/  Stephen R. Dyer
               --------------------
               Stephen R. Dyer
               President and Principal Executive Officer

         By:   /s/  Robert J. Chersi
               ---------------------
               Robert J. Chersi
               Principal Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated*, each on this 2nd day of April 2001.


         /s/ Stephen R. Dyer
         -------------------
         Stephen R. Dyer
         President (principal executive officer) and Director


         /s/ Robert J. Chersi
         --------------------
         Robert J. Chersi
         Principal Financial and Accounting Officer and Director


         /s/ Jerome T. Fadden
         --------------------
         Jerome T. Fadden
         Director


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as the general partner of the General Partner of the Registrant.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          INDEX TO FINANCIAL STATEMENTS


DESCRIPTION                                                          PAGE
- -----------                                                          ----

Index to Financial Statements                                        F-1

Selected Financial Data                                              F-2

Quarterly Financial Information (Unaudited)                          F-3

Report of Independent Auditors                                       F-4

Statements of Financial Condition,
    at December 31, 2000 and 1999                                    F-5

Statements of Operations,
    for the years ended December 31, 2000, 1999 and 1998             F-6

Statements of Changes in Partners' Capital,
    for the years ended December 31, 2000, 1999 and 1998             F-7

Statements of Cash Flows,
    for the years ended December 31, 2000, 1999 and 1998             F-8

Notes to Financial Statements                                        F-9 to F-14



All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

SELECTED FINANCIAL DATA
- ------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                            2000                1999           1998           1997                1996
- ------------------------------------------------------------------------------------------------------------------------------------
Operating Results:

   Revenues                                  $   13,941,437      $   8,138,503  $   3,059,554  $    9,430,203      $     583,230

   Net income                                $   13,171,795      $   7,864,983  $   2,887,660  $    9,073,034      $     226,748

Net income per partnership interest (A):

   Limited partners                          $     1,579.28      $      943.00  $      346.23  $     1,087.84      $       27.19

   General partner                           $   131,717.95      $   78,649.83  $   28,876.60  $    90,730.34      $    2,267.48

Financial Condition:

   Total assets                              $    2,919,309      $   1,302,103  $   2,866,048  $    6,283,508      $   3,447,578

   Partners' capital                         $    2,772,652      $   1,194,019  $   2,787,054  $    6,204,738      $   3,053,390

   Distributions to partners:
       Cash                                  $   11,593,162      $   9,458,018  $   6,305,344  $    5,921,686      $   2,341,597

- ------------------------------------------------------------------------------------------------------------------------------------

(A) Based on 8,257 limited partnership units and a 1% general partnership interest.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------------
                                                                               Net Income (Loss)
                                              Net Income                 Per Partnership Unit (A)
                                                                  ---------------------------------------------
                           Revenues             (Loss)            Limited Partners          General Partner
- ---------------------------------------------------------------------------------------------------------------
Calendar 2000

4th Quarter         $      1,927,443      $    1,863,653        $     223.45            $    18,636.53

3rd Quarter                1,513,948           1,099,030              131.77                 10,990.30

2nd Quarter                1,036,518             910,586              109.18                  9,105.86

1st Quarter                9,463,528           9,298,526            1,114.88                 92,985.26

- ---------------------------------------------------------------------------------------------------------------

Calendar 1999

4th Quarter          $     1,454,152      $    1,399,832        $     167.84            $    13,998.32

3rd Quarter                1,463,982           1,372,793              164.60                 13,727.93

2nd Quarter                3,063,761           3,005,573              360.36                 30,055.73

1st Quarter                2,156,608           2,086,785              250.20                 20,867.85

- ---------------------------------------------------------------------------------------------------------------

Calendar 1998

4th Quarter          $     1,813,835      $    1,777,136        $     213.08            $    17,771.38

3rd Quarter                 (175,308)           (218,039)             (26.14)                (2,180.39)

2nd Quarter                 (201,368)           (246,384)             (29.54)                (2,463.84)

1st Quarter                1,622,395           1,574,947              188.83                 15,749.45

- ---------------------------------------------------------------------------------------------------------------

(A) Based on 8,257 limited partnership units and a 1% general partnership interest.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of PaineWebber R&D Partners II, L.P.

We have audited the accompanying statements of financial condition of PaineWebber R&D Partners II, L.P. as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PaineWebber R&D Partners II, L.P. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP
- -----------------------------
Ernst & Young LLP

New York, New York
March 9, 2001

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF FINANCIAL CONDITION
                                                                   December 31,         December 31,
                                                                           2000                 1999
- -----------------------------------------------------------------------------------------------------
Assets:

     Cash                                                   $             6,998    $           6,998

     Marketable securities, at market value                           1,018,977              175,449

     Royalty income receivable                                        1,893,334            1,119,656

                                                              ------------------     ----------------
Total assets                                                $         2,919,309    $       1,302,103
                                                              ==================     ================


Liabilities and partners' capital:

     Accrued liabilities                                    $           146,657    $         108,084

     Partners' capital                                                2,772,652            1,194,019

                                                              ------------------     ----------------
Total liabilities and partners' capital                     $         2,919,309    $       1,302,103
                                                              ==================     ================

- -----------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF OPERATIONS

For the years ended December 31,                                           2000                 1999                  1998
- ---------------------------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                        $           202,259    $          26,080    $           33,528
     Income from product development projects                        13,739,178            6,477,573             6,627,965
     Unrealized depreciation of
       investments and marketable securities                                  -                    -            (3,600,000)
     Net realized gain (loss) on sale of investments and
       marketable securities                                                  -            1,634,850                (1,939)
                                                              ------------------     ----------------     -----------------
                                                                     13,941,437            8,138,503             3,059,554
                                                              ------------------     ----------------     -----------------

Expenses:
     General and administrative costs                                   444,642              273,520               171,894
     Other expense                                                      325,000                    -                     -
                                                              ------------------     ----------------     -----------------
                                                                        769,642              273,520               171,894
                                                              ------------------     ----------------     -----------------


Net income                                                  $        13,171,795    $       7,864,983    $        2,887,660
                                                              ==================     ================     =================

Net income per partnership unit:
     Limited partners (based on 8,257 units)                $          1,579.28    $          943.00    $           346.23
     General partner                                        $        131,717.95    $       78,649.83    $        28,876.60



- ---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                                                  Limited                General
Years ended December 31, 2000, 1999 and 1998                      Partners               Partner               Total
- ---------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                                  $         6,138,610    $          66,128    $        6,204,738

Net income                                                            2,858,783               28,877             2,887,660
Cash distributions to partners                                       (6,242,292)             (63,052)           (6,305,344)
                                                              ------------------     ----------------     -----------------

Balance at December 31, 1998                                          2,755,101               31,953             2,787,054

Net income                                                            7,786,333               78,650             7,864,983
Cash distributions to partners                                       (9,363,438)             (94,580)           (9,458,018)
                                                              ------------------     ----------------     -----------------

Balance at December 31, 1999                                          1,177,996               16,023             1,194,019

Net income                                                           13,040,077              131,718            13,171,795
Cash distributions to partners                                      (11,477,230)            (115,932)          (11,593,162)
                                                              ------------------     ----------------     -----------------

Balance at December 31, 2000                                $         2,740,843    $          31,809    $        2,772,652
                                                              ==================     ================     =================


- ---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)


STATEMENTS OF CASH FLOWS

For the years ended December 31,                                           2000                 1999                  1998
- ---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income                                                  $        13,171,795    $       7,864,983    $        2,887,660
Adjustments to reconcile net income to cash
  provided by operating activities:
Unrealized  depreciation of
  investments and marketable securities                                       -                    -             3,600,000

(Increase) decrease in operating assets:
  Marketable securities                                                (843,528)           1,258,087               132,926
  Royalty income receivable                                            (773,678)             305,858              (320,466)
  Other assets                                                                -                    -                 5,000

 Increase in operating liabilities:
  Accrued liabilities                                                    38,573               29,090                   224
                                                              ------------------     ----------------     -----------------
Cash provided by operating activities                                11,593,162            9,458,018             6,305,344
                                                              ------------------     ----------------     -----------------

Cash flows from financing activities:
  Distributions to partners                                         (11,593,162)          (9,458,018)           (6,305,344)
                                                              ------------------     ----------------     -----------------

Increase in cash                                                              -                    -                     -

Cash at beginning of year                                                 6,998                6,998                 6,998
                                                              ------------------     ----------------     -----------------

Cash at end of year                                         $             6,998    $           6,998    $            6,998
                                                              ==================     ================     =================

- ---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the years ended
December 31, 2000, 1999 and 1998.
- ---------------------------------------------------------------------------------------------------------------------------

See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND BUSINESS

         PaineWebber R&D Partners II, L.P. (the "Partnership") is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly, Paine Webber Group Inc.("PWG")).2 The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

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





- ------------------------
1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 1 CONTINUED)

         All distributions to the limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively, the "Partners") from the Partnership have been made pro rata in accordance with their respective capital contributions. The following table sets forth the proportion of each distribution to be received by the Limited Partners and the General Partner, respectively:

                                                            LIMITED      GENERAL
                                                            PARTNERS     PARTNER
                                                            --------     -------

         I.       Until the value of the aggregate
                  distributions for each limited partnership
                  unit ("Unit") equals $10,000 plus simple
                  interest on such amount accrued at 7% per
                  annum for each Unit sold at the Initial
                  Closing (6% per annum for each subsequent
                  Unit sold up to the 5,000th Unit and 5%
                  per annum for each Unit sold thereafter)
                  ("Contribution Payout"). At December 31,
                  2000, Contribution Payout ranged from
                  $15,750 per Unit to $19,275 per Unit ........  99%          1%

         II.      After Contribution Payout and until the
                  value of the aggregate distributions for
                  each Unit equals $50,000 ("Final Payout") ...  80%         20%

         III.     After Final Payout ..........................  75%         25%

         For the year ended December 31, 2000, the Partnership made cash distributions totalling $11,593,162 ($1,390 per Unit; $115,932 to the General Partner). As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,856 and $7,206 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of December 31, 2000, the cumulative profit for the Partnership was $949 per Unit.

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

         Realized an unrealized gains or losses are determined on a specific identification method and are reflected in the Statements of Operations during the period in which the sale or change in value occurs.

         The Partnership has invested in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership has expensed product development

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 2 CONTINUED)

costs when incurred by the Sponsor Companies. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income has been earned.

3.       MARKETABLE SECURITIES

         As of December 31, 2000 and 1999, the Partnership had invested $1,018,977 and $175,449, respectively, in a money market fund.

         During the year ended December 31, 1999, the Partnership sold its investment of 240,000 shares of Cygnus, Inc. ("Cygnus") for net proceeds of $2,804,852 ($11.6875 per share). The carrying value of the shares at December 31, 1998 was $1,170,002 ($4.875 per share). Accordingly, the Partnership recognized a gain upon the sale for the year ended December 31, 1999 of $1,634,850. The Cygnus shares had a market value of $19.875 per share as of December 31, 1997. Accordingly, the Partnership recognized unrealized depreciation of $3,600,000 for the year ended December 31, 1998.

4.       RELATED PARTY TRANSACTIONS

         The Manager is entitled to receive a management fee for services rendered to the Partnership. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership.

         The money market fund invested in by the Partnership is managed by an affiliate of PaineWebber Incorporated ("PWI"; currently UBS PaineWebber Inc.).

         PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have direct limited partnership interests in some of the same Projects as the Partnership.

5.       PRODUCT DEVELOPMENT PROJECTS

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership has been and will continue to receive future quarterly payments (the "CPIs") based on sales of ReoPro(TM), a drug developed by CP III. For the year ended December 31, 2000, 1999 and 1998 the Partnership received and/or accrued income due from the CPIs of $5,716,346, $6,467,705 and $5,365,598, respectively. With respect to its current investment of 22 Class A CPIs and 111 Class C CPIs, on April 4, 2000, the Partnership entered into the First Amendment to the Amended and Restated Contractual Payment Interest Purchase Agreement (the "DRI Purchase Agreement") with Drug Royalty USA, Inc. ("DRI"). Subject to the terms and conditions contained in the DRI Purchase Agreement, the Partnership agreed to sell to DRI 7 Class A and 39 Class C CPIs for an aggregate purchase price of $15,444,800 subject to adjustment.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 5 CONTINUED)

Also, on April 5, 2000, the Partnership entered into an Amended and Restated Contractual Payment Interest Purchase Agreement (the "Pharma Purchase Agreement") with Pharmaceutical Partners, LLC and certain of its affiliates (the "Pharma Purchaser"). The Partnership agreed to sell to the Pharma Purchaser 8.75 Class A CPIs and 40.75 Class C CPIs for an aggregate purchase price of $16,416,400 subject to adjustment. Also, the Partnership agreed to make a distribution in-kind to the Pharma Purchaser (as the owner of 28.19% of the Units) for an additional 6.25 Class A CPIs and 31.25 Class C CPIs in lieu of cash distributions as a result of the foregoing agreements. On July 17, 2000 the Partnership was advised by DRI that the transactions contemplated under the DRI Purchase Agreement would not be consummated. As a result, none of the Partnership's CPIs were sold or distributed to DRI or the Pharma Purchaser. If the sales contemplated by the foregoing agreements had been consummated in accordance with their terms, the Partnership would have sold all its CPIs relating to the sale of ReoPro. Pursuant to the terms of the DRI Purchase Agreement the Partnership remitted to DRI the amount of $325,000 as a negotiated fee resulting from the termination of the DRI Purchase Agreement. In February 2001, the Pharma Purchaser notified the Partnership that it believed it was entitled to a fee of $500,000 from the Partnership as a result of the termination of the Pharma Purchase Agreement. The Partnership has informed the Pharma Purchaser that the Partnership does not believe the Pharma Purchaser is entitled to any such fee. The Partnership and the Pharma Purchaser are continuing discussions on this matter and the Partnership expects to resolve this matter without paying any such fee to the Pharma Purchaser.

         The Partnership's remaining active Project is an investment of 111 Class A limited partnership units in Genzyme Development Partners, L.P. ("GDP"). (See Note 8 - Subsequent Event)

         In January 1998, the class action against the general partner of Synergen Clinical Partners, L.P. ("SCP") and others on behalf of a class including limited partners of SCP and limited partners of the Partnership (the "SCP Class") reached a settlement which was approved by the court. The complaint alleged, among other things, that the defendants caused or permitted the release of misleading statements regarding the potential market for Interleukin-Receptor Antagonist ("IL-1ra") (a potential treatment of inflammatory diseases). The terms of the settlement included an initial payment to the SCP Class aggregating $16.5 million (less attorney's fees and costs of $3.0 million) and the SCP Class would be entitled to receive rights to additional payments of $9.0 million (if the U.S. Food and Drug Administration approves an IL-1ra product for market) and $50.0 million (if IL-1ra product sales exceed $650 million before the year
2020). On March 3, 1998, the Partnership received and recorded as income the amount of $1,248,624 representing its share of the initial settlement payment as a Class A limited partner of SCP, and simultaneously, SCP was terminated. If remitted, all additional payments pursuant to the settlement will be made to the Partners as part of the SCP Class and not to the Partnership.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive shares of realized income and loss on their respective federal and state income tax returns.


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

         On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor. During 2000, the Partnership

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS


(NOTE 7 CONTINUED)

received $3,195,190 representing its allocable share of the Initial Payment, $2,088,467 representing its allocable share of the Milestone Payment and $1,975,841 as its allocable share of the Retroactive Payments. Also, as of December 31, 2000, the Partnership accrued $763,334 as an additional Retroactive Payment received in January 2001. Total income pursuant to the agreement of $8,022,832 has been reflected as income from product development projects in the accompanying financial statements.

8.       SUBSEQUENT EVENT

         Pursuant to the terms of the Partnership Purchase Agreement among Genzyme Corporation ("Genzyme"), GDP, Genzyme Development Corporation and the Class A Limited Partners of GDP (including the Partnership), Genzyme exercised its option to purchase the Class A limited partnership interests of GDP on January 12, 2001. The purchase price consisted of an advance payment price of $35,000 per Class A limited partnership interest plus royalties on the sale of Sepra products for ten years commencing with the first calendar quarter of 2001. In January 2001 the Partnership received $3,885,000 as the owner of 111 Class A limited partnership interests.

EXHIBIT A

PAINEWEBBER R&D PARTNERS II, L.P.                             2000 ANNUAL REPORT
- --------------------------------------------------------------------------------


To Our Limited Partners:

PaineWebber R&D Partners II, L.P. ("R&D Partners II" or the "Partnership") commenced operations in 1987. During 2000, certain developments occurred which will enable R&D Partners II to move towards termination.

In February 2000, the Delaware Chancery Court signed an order of final judgment resolving all settlement matters from the Partnership's lawsuit against Centocor, Inc. ("Centocor") and Centocor Development Corporation III. R&D Partners II received its share of the settlement proceeds during the first half of the year and is entitled to quarterly royalties based on the sales of Centocor's drug ReoPro until 2007. R&D Partners II made a cash distribution in the third quarter which was comprised of the Centocor litigation settlement payments received through June 30, 2000 by the Partnership and the ReoPro royalties for the period of October 1, 1999 to March 31, 2000. This distribution was made on August 14, 2000 to holders of record as of March 31, 2000, and amounted to $1,100 per $10,000 investment in the Partnership.

In November 2000, R&D Partners II, as holder of 111 Class A interests in Genzyme Development Partners, L.P. ("GDP"), received notice from Genzyme Corporation ("Genzyme") of its intent to purchase the GDP partnership interests as provided in the GDP operative documents. Genzyme will purchase the Class A limited partnership interests in early January, 2001 for an advance purchase price of $35,000 per GDP interest and the former partners of GDP will be entitled to quarterly royalties for ten years based on the sales of Genzyme's Sepra(R) products line. R&D Partners II's sales proceeds will be distributed to the limited partners during the first half of 2001. Since July 1999, Genzyme Surgical Products ("GZSP") has marketed the Sepra products, and is now part of the newly combined company, Genzyme Biosurgery ("GZBX"), operating as a separate division of Genzyme. GZBX announced that Sepra product sales were $18.4 million for the year 2000 compared to $13.9 million last year. In December 2000, shares of GZBX began trading on the NASDAQ National Market. GZBX was created by combining the businesses of Biomatrix Inc., Genzyme Tissue Repair, and GZSP.

As previously disclosed, the Partnership had entered into certain contracts with third parties to sell its interests in the Centocor Partners III, L.P. ("CPIII") royalties. The sale was contingent upon a number of conditions, including the consent of limited partners representing a majority of the limited partnership units. As of July 15, 2000, the Partnership's contracts to sell its interests in the CPIII royalties were terminated. The Partnership is continuing to explore means of liquidating its interest in the CPIII royalties, so that the Partnership may wind-up its operations and terminate. Further information will be provided in future reports as it becomes available.

In addition to cash distributions through December 31, 2000 totaling $5,856 per $10,000 investment, limited partners have received common stock and warrants in the sponsor companies from R&D Partners II. The total value of the distributed common stock and warrants has ranged from $7,206 as valued on the distribution dates, to $35,862 per $10,000 investment.

The information contained in the Product Portfolio Status section has been obtained from public and other sources believed by the Partnership to be accurate, although the Partnership has not verified such information and therefore neither the General Partner of the Partnership, the Partnership nor their affiliates can assume any responsibility for the accuracy of such information. Please refer to prior annual reports for information pertaining to the Partnership's terminated or concluded investments.

Thank you for your continued interest in R&D Partners II.

Sincerely,


Robin Stanley
Vice President
PaineWebber Development Corporation

PRODUCT PORTFOLIO STATUS

AMGEN INC.
- ----------

COMPANY
Amgen Inc. ("Amgen") is continuing the development of IL-1ra (previously Antril), which was being conducted by Synergen, Inc. ("Synergen") before the acquisition in December 1994. Following a period during which Amgen considered a number of corporate partnering alternatives, the company announced in April 1998 that it had decided to retain Synergen's principal product candidates, STNF-RI and IL-1ra. Amgen announced it had discontinued the discovery research programs on several other inflammation products.

PROGRAM
R&D Partners II committed $4.5 million to Synergen Clinical Partners, L.P. ("SCP"), a $52.5 million limited partnership formed to fund the development and human clinical trials of the recombinant form of IL-1ra, a naturally occurring anti-inflammatory human protein that may play a significant role in the treatment of rheumatoid arthritis.

Under the terms of the court-approved settlement agreement dated January 16, 1998, in connection with the class action litigation involving SCP (or the "Class"), the Class, as a whole, received approximately $13.5 million. Limited partners of R&D Partners II received approximately $1.2 million in aggregate, which resulted in payment of approximately $150 per $10,000 investment in 1998. The Class, including limited partners of R&D Partners II, may receive an additional payment of $9 million if the FDA approves an IL-1ra product for market and another $50 million if IL-1ra product cumulative sales exceed $650 million before December 31, 2020. Amgen has filed for regulatory approval of IL-1ra in the U.S., Canada, Europe and Australia, based on results of its Phase II program. Amgen supplemented its filing with data from additional studies designed to provide additional safety and efficacy information, and may receive a regulatory response in 2001.


CENTOCOR, INC.
- --------------

COMPANY
Centocor, Inc. ("Centocor") is a health care company specializing in the development and commercialization of therapeutic products to meet critical human health care needs. As the leader in monoclonal antibody technology, Centocor's innovative products focus on the management of three major disease areas: cardiovascular, autoimmune and cancer.

Johnson & Johnson ("J&J") acquired Centocor in 1999 with Centocor retaining its name and functioning as a wholly-owned subsidiary of J&J.

PROGRAM
R&D Partners II committed $12.0 million to Centocor Partners III, L.P. ("CPIII"), a $54.2 million limited partnership formed to conduct the development and human clinical trials of two monoclonal antibody-based products, ReoPro(R) and Capiscint. Development efforts for Capiscint have ceased. ReoPro is currently being sold in the U.S. by Centocor's marketing partner, Eli Lilly and Company.

ReoPro received marketing approval from the FDA in 1994 for use in the reduction of acute cardiac complications, but only in patients undergoing angioplasty procedures who are at risk for abrupt artery closure. In August 2000, Centocor presented results from a Phase III clinical trial that appear to demonstrate that a glycoprotein IIb/IIIa inhibitor, such as ReoPro, may not be an appropriate treatment for certain patients with acute coronary syndrome ("ACS"). The findings are from the GUSTO IV-ACS (Global Use of Strategies to Open Occluded Arteries in ACS) trial, which evaluated the safety and efficacy of abciximab (ReoPro) in patients with ACS when a coronary intervention (angioplasty or bypass surgery) is not planned. Analysis of the study revealed that the treatment arms did not show a statistically significant benefit over the placebo group. It was also noted that the surprising findings from this trial are likely to generate considerable debate among cardiologists about the benefit of this class of agents in cases in which coronary intervention is not planned.

During the first quarter, the Delaware Chancery Court (the "Court") signed an order of final judgment resolving all settlement matters from the Partnership's lawsuit against Centocor and Centocor Development Corporation III. The order was subject to an appeal period, which expired on March 21, 2000 with no appeal being taken. In accordance with the settlement agreement, the Partnership received its pro rata share of the settlement proceeds in March and May 2000. These proceeds were distributed to the limited partners as part of the August 2000 distribution.

As previously disclosed, the Partnership had entered into certain contracts with third parties to sell its interests in the CPIII royalties. The sale was contingent upon a number of conditions, including the consent of limited partners representing a majority of the limited partnership units. As of July 15, 2000, the Partnership's contracts to sell its interests in the CPIII royalties were terminated. The Partnership is continuing to explore means of liquidating its interest in the CPIII royalties so the Partnership may wind-up its operations and terminate. Further information will be provided in future reports, as it becomes available.

WARRANT
R&D Partners II distributed the Centocor warrant in March 1992. Investors received a warrant to purchase 116 shares of Centocor common stock per $10,000 investment in R&D Partners II, with an exercise price of $14.155 per share through February 1993, and

$16.655 per share from March 1993 through February 1995. In June 1992, R&D Partners II distributed 22 shares of Centocor common stock per $10,000 investment in the Partnership. The available gain from the distributed Centocor warrant and common stock has ranged from $2,345, based on the dates of distribution, to $3,772 per $10,000 investment in R&D Partners II.


GENZYME CORPORATION
- -------------------

COMPANY
Genzyme Corporation ("Genzyme") has four operating units: Therapeutics, Genetics Services, Diagnostic Products and Pharmaceuticals.

PROGRAM
R&D Partners II committed $5.0 million to Genzyme Development Partners, L.P. ("GDP") a $36.8 million limited partnership formed to conduct the development and human clinical trials of surgical products based on hyaluronic acid ("HA"), also known as the Sepra(R) products. These products are designed to reduce the incidence and severity of adhesions, a serious post-operative complication. The HA product line was moved by Genzyme to its Genzyme Surgical Products division ("GZSP") to sharpen their focus on the "biosurgery" market, which is being created by the increasing convergence of mechanical and biological approaches to surgery.

Genzyme Biosurgery ("GZBX") stock began trading on the NASDAQ National Market on December 19, 2000. GZBX was created by combining the businesses of Biomatrix Inc. ("Biomatrix"), Genzyme Tissue Repair ("GZTR") and GZSP. Under the terms of this transaction, holders of GZTR stock received 0.3352 of a share of GZBX stock, and holders of GZSP stock received 0.6060 of a share of GZBX stock for each share held. As a result of the merger, Genzyme will move the HA product line to GZBX.

In November, Genzyme notified the partners of GDP (including R&D Partners II) of its intent to exercise its option to purchase all of the GCP Class A limited partnership interests for approximately $25.7 million in January 2001. As a result, R&D Partners II will receive approximately $3.88 million in cash and will receive royalty payments based on the sales of Genzyme's Sepra products for a ten year period from the buyout date.

GZBX believes that its anti-adhesion technologies will have many applications beyond general and gynecological surgery. GZBX is currently investigating the use of anti-adhesion products in orthopedic and sinus surgery. GZBX has developed a sinus product, Seprapack(TM) intranasal splint, a sterile nasal dressing and sinus stent designed for use following functional endoscopic sinus surgery. Seprapack is intended to help control minimal bleeding and edema and reduce adhesions between the septum and the nasal cavity following nasal/sinus surgery or trauma. A user preference study in humans is now complete and the company is currently finalizing the design with the anticipation of commercialization in 2001.

WARRANT
R&D Partners II distributed the Genzyme warrant to the limited partners in June 1992. Per $10,000 investment, investors received a warrant to purchase 22 shares of Genzyme common stock at $16.01 per share, and a warrant to purchase 10 shares at $22.91 per share. Both warrants expired October 31, 1996. Due to the stock split in July 1996, for every warrant exercised, investors received two shares of Genzyme common stock. The available gain from the distributed Genzyme warrants has ranged from $1,003 at distribution, to $1,883 per $10,000 investment in R&D Partners II.