Form 10-Q
period 2001-03-31
PAINEWEBBER R&D PARTNERS II LP
filed 2001-05-15
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------


                                    FORM 10-Q


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                                 MARCH 31, 2001



                                Table of Contents

PART I.       FINANCIAL INFORMATION                                        Page

Item 1.       Financial Statements

              Statements of Financial Condition (unaudited) at               2
              March 31, 2001 and December 31, 2000

              Statements of Operations
              (unaudited) for the three months ended March 31,
              2001 and 2000                                                  3

              Statement of Changes in Partners' Capital
              (unaudited) for the three months
              ended March 31, 2001                                           3

              Statements of Cash Flows
              (unaudited) for the three months
              ended March 31, 2001 and 2000                                  4

              Notes to Financial Statements
              (unaudited)                                                   5-9

Item 2.       Management's Discussion and Analysis of Financial             10
              Condition and Results of Operations

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              11

              Signatures                                                    12


All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)


                                                    March 31,      December 31,
                                                         2001              2000
--------------------------------------------------------------------------------
Assets:

      Cash                                        $     6,998       $     6,998

      Marketable securities, at market value        5,606,903         1,018,977

      Royalty  and other receivables                2,747,286         1,893,334

                                                  -----------       -----------
Total assets                                      $ 8,361,187       $ 2,919,309
                                                  ===========       ===========

Liabilities and partners' capital:

      Accrued liabilities                         $    93,115       $   146,657

      Partners' capital                             8,268,072         2,772,652

                                                  -----------       -----------
Total liabilities and partners' capital           $ 8,361,187       $ 2,919,309
                                                  ===========       ===========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended March 31,                      2001            2000
--------------------------------------------------------------------------------
Revenues:
      Interest income                              $    52,133     $     4,030
      Income from product development projects       5,502,286       9,459,498
                                                   -----------     -----------
                                                     5,554,419       9,463,528
Expenses:
      General and administrative costs                  58,999         165,002
                                                   -----------     -----------

Net income                                         $ 5,495,420     $ 9,298,526
                                                   ===========     ===========
Net income per partnership unit:
      Limited partners (based on 8,257 units)      $    658.89     $  1,114.88
      General partner                              $ 54,954.20     $ 92,985.26

--------------------------------------------------------------------------------


STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                   Limited           General
For the three months ended March 31, 2001          Partners          Partner        Total
-------------------------------------------------------------------------------------------
Balance at January 1, 2001                       $ 2,740,843       $  31,809    $ 2,772,652

Net income                                         5,440,466          54,954      5,495,420
                                                 -----------       ---------    -----------
Balance at March 31, 2001                        $ 8,181,309       $  86,763    $ 8,268,072
                                                 ===========       =========    ===========


--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


For the three months ended March 31,                       2001            2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                         $  5,495,420    $  9,298,526

Increase in operating assets:
  Marketable securities                              (4,587,926)     (4,203,631)
  Royalty  and other receivables                       (853,952)     (5,144,652)
  Prepaid expense                                             -          (5,900)

(Decrease) increase in operating liabilities:
  Accrued liabilities                                   (53,542)         55,657
                                                   ------------    ------------
Cash provided by operating activities                         -               -
                                                   ------------    ------------

Increase in cash                                              -               -

Cash at beginning of period                               6,998           6,998
                                                   ------------    ------------

Cash at end of period                              $      6,998    $      6,998
                                                   ============    ============


--------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

The Partnership paid no cash for interest or taxes during the three months ended March 31, 2001 and 2000.

--------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BUSINESS


         The financial information as of and for the periods ended March 31, 2001 and 2000 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim period ended March 31, 2001, are not necessarily indicative of results to be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2000.

      The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly, Paine Webber Group Inc. ("PWG")).1 The Partnership will terminate on December 31, 2012, unless its term is extended or reduced by the General Partner.

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










----------

(1) On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE 1 CONTINUED)

      The following table sets forth the proportion of each distribution to be received by limited partners of the Partnership (the "Limited Partners") and the General Partner (collectively the "Partners"). All distributions to the individual Limited Partners have been made pro rata in accordance with their individual capital contributions.
                                                            LIMITED     GENERAL
                                                           PARTNERS     PARTNER
                                                          ----------   ---------
      I.   Until the value of the aggregate
           distributions for each limited
           partnership unit ("Unit") equals
           $10,000 plus simple interest on such
           amount accrued at 7% per annum for
           each Unit sold at the Initial Closing
           (6% per annum for each subsequent Unit
           sold up to the 5,000th Unit and 5% per
           annum for each Unit sold thereafter)
           ("Contribution Payout"). At March 31,
           2001, Contribution Payout ranged from
           $15,875 per Unit to $19,450 per Unit ............   99%         1%

      II.  After Contribution Payout and until
           the value of the aggregate
           distributions for each Unit equals
           $50,000 ("Final Payout") ........................   80%        20%

      III. After Final Payout ..............................   75%        25%

      For the quarter ended March 31, 2001, the Partnership made no cash distributions. As of this date, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,856 and $7,206 per Unit, respectively.

      Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of March 31, 2001, the cumulative profit for the Partnership was $1,608 per Unit.

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

      The Partnership has invested in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership has expensed product

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 2 CONTINUED)

development costs when incurred by the Sponsor Companies. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income has been earned.

MARKETABLE SECURITIES

      As of March 31, 2001 and December 31, 2000, the Partnership had invested $5,606,903 and $1,018,977, respectively, in a money market fund.

4.    RELATED PARTY TRANSACTIONS

      The Manager is entitled to receive a management fee for services rendered to the Partnership. Commencing July 1, 1996, the Manager elected to discontinue the management fee charged to the Partnership.

      The money market fund invested in by the Partnership is managed by an affiliate of UBS PaineWebber Inc. ("PWI").

      PWDC and PWI, and its affiliates, have acted in an investment banking capacity for several of the Sponsor Companies. In addition, PWDC and its affiliates have had direct limited partnership interests in some of the same Projects as the Partnership.

5.    PRODUCT DEVELOPMENT PROJECTS

      On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership has been and will continue to receive future quarterly payments (the "CPIs") based on sales of ReoPro(TM), a drug developed by CP III. For the quarters ended March 31, 2001 and 2000 the Partnership accrued income due from the CPIs of $1,575,000 and $2,200,000, respectively.

      The Partnership's remaining active Project is an investment of 111 Class A limited partnership units in Genzyme Development Partners, L.P. ("GDP"). Pursuant to the terms of the Partnership Purchase Agreement among Genzyme Corporation ("Genzyme"), GDP, Genzyme Development Corporation and the Class A Limited Partners of GDP (including the Partnership), Genzyme exercised its option to purchase the Class A limited partnership interests of GDP on January 12, 2001. The purchase price consisted of an advance payment price of $35,000 per Class A limited partnership interest plus royalties on the sale of Sepra products for ten years commencing with the first calendar quarter of 2001. In January 2001 the Partnership received $3,885,000 as the owner of 111 Class A

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

limited partnership interests and recognized income from product development projects of this amount. The Partnership also accrued income of $80,000 representing the first quarterly payment due from Genzyme on the sale of Sepra products.

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

      On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation approximating $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor. During the first quarter of 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment which has been reflected as income from product development projects in the accompanying financial statements. As of March 31, 2000, the Partnership also accrued income from product development projects in the amount of $4,064,308. Such amount represented the Partnership's allocable share of the Milestone Payment and the Retroactive Payments due for the years 1997 through 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $2.8 million at December 31, 2000, to $8.3 million at March 31, 2001, resulting from the recognition of net income of $5.5 million (as more fully explained in Results of Operations below).

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the ongoing management and administrative expenses of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.0 million at December 31, 2000 to $5.6 million at March 31, 2001, resulting primarily from the sale by the Partnership of its interest in GDP for proceeds of $3.9 million and the receipt of a quarterly payment due from the CPIs of $0.7 million.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2000:

         Net income for the quarters ended March 31, 2001 and 2000 was $5.5 million and $9.3 million, respectively. The decrease in net income was due primarily to a decrease in income from product development projects recognized by the Partnership.

         Revenues for the three months ended March 31, 2001 and 2000 were $5.6 million and $9.5 million, respectively. For the quarter ended March 31, 2001, the Partnership accrued $1.7 million with respect to income due from Sponsor Companies as of this date. In addition, the Partnership received proceeds of $3.9 million upon the sale of its interest in GDP. For this same period in 2000, the Partnership accrued $2.2 million relating to its quarterly CPI payment due as of this date. Also, the Partnership received and/or accrued for its allocable share of the payments due from Centocor pursuant to the settlement agreement of $7.3 million.

         Expenses decreased from $0.2 million for the quarter ended March 31, 2000 to $0.1 million for this same period in 2001 resulting primarily from a decrease in the Partnership's legal expenses.

                            PART II OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           A)    EXHIBITS:

                 None

           B)    REPORTS ON FORM 8-K:

                 None

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2001.



                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    /s/ Stephen R. Dyer
                         ----------------------------------------
                         Stephen R. Dyer
                         President*



                  By:    /s/ Robert J. Chersi
                         ----------------------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer*




* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.