Form 10-Q
period 2001-06-30
PAINEWEBBER R&D PARTNERS II LP
filed 2001-08-14
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                                  JUNE 30, 2001

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at                     2
         June 30, 2001 and December 31, 2000

         Statements of Operations
         (unaudited) for the three months and six months
         ended June 30, 2001 and 2000                                         3

         Statement of Changes in Partners' Capital
         (unaudited) for the six months ended
         June 30, 2001                                                        4

         Statements of Cash Flows
         (unaudited) for the six months ended
         June 30, 2001 and 2000                                               5

         Notes to Financial Statements
         (unaudited)                                                       6-10

Item 2.  Management's Discussion and Analysis of Financial                   11
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12

         Signatures                                                          13

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)
                                                       June 30,     December 31,
                                                         2001           2000
--------------------------------------------------------------------------------

Assets:

     Cash                                          $      6,998     $     6,998

     Marketable securities, at market value           8,289,005       1,018,977

     Royalty income receivable                        1,074,833       1,893,334

                                                   ------------     -----------
Total assets                                       $  9,370,836     $ 2,919,309
                                                   ============     ===========


Liabilities and partners' capital:

     Accrued liabilities                           $     59,375     $   146,657

     Partners' capital                                9,311,461       2,772,652

                                                   ------------     -----------
Total liabilities and partners' capital            $  9,370,836     $ 2,919,309
                                                   ============     ===========

--------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)

For the three months ended June 30,                                          2001                 2000
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                            $          71,157      $        72,548
     Income from product development projects                           1,037,458              963,970
                                                                -----------------      ---------------
                                                                        1,108,615            1,036,518
                                                                -----------------      ---------------

Expenses:
     General and administrative costs                                      65,226              125,932
                                                                -----------------      ---------------

Net income                                                      $       1,043,389      $       910,586
                                                                =================      ===============

Net income per partnership unit:
     Limited partners (based on 8,257 units)                    $          125.10      $        109.18
     General partner                                            $       10,433.89      $      9,105.86



-------------------------------------------------------------------------------------------------------
For the six months ended June 30,                                            2001                 2000
-------------------------------------------------------------------------------------------------------
Revenues:
     Interest income                                            $         123,290      $        76,579
     Income from product development projects                           6,539,744           10,423,468
                                                                -----------------      ---------------
                                                                        6,663,034           10,500,047
                                                                -----------------      ---------------

Expenses:
     General and administrative costs                                     124,225              290,934
                                                                -----------------      ---------------

Net income                                                      $       6,538,809      $    10,209,113
                                                                =================      ===============

Net income per partnership unit:
     Limited partners (based on 8,257 units)                    $          783.99      $      1,224.05
     General partner                                            $       65,388.09      $    102,091.13

-------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                                    Limited                General
For the six months ended June 30, 2001                              Partners               Partner               Total
----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                                      $       2,740,843      $        31,809      $     2,772,652

Net income                                                              6,473,421               65,388            6,538,809

                                                                -----------------      ---------------      ---------------
Balance at June 30, 2001                                        $       9,214,264      $        97,197      $     9,311,461
                                                                =================      ===============      ===============

-------------------------------------------------------------------------------------------------------

See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)

For the six months ended June 30,                                            2001                 2000
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                      $       6,538,809      $    10,209,113

(Increase) decrease in operating assets:
 Marketable securities                                                 (7,270,028)          (9,827,200)
 Royalty income receivable                                                818,501             (430,344)

Increase in operating liabilities:
  Accrued liabilities                                                     (87,282)              48,431
                                                                -----------------      ---------------
Cash provided by operating activities                                           -                    -
                                                                -----------------      ---------------

Cash flows from financing activities:
  Distributions to partners                                                     -                    -
                                                                -----------------      ---------------

Increase in cash                                                                -                    -

Cash at beginning of period                                                 6,998                6,998
                                                                -----------------      ---------------

Cash at end of period                                           $           6,998      $         6,998
                                                                =================      ===============


-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the six months ended
June 30, 2001 and 2000.
-------------------------------------------------------------------------------------------------------

See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ORGANIZATION AND BUSINESS

         The financial information as of June 30, 2001 and for the periods ended June 30, 2001 and 2000 is unaudited. However, in the opinion of management of PaineWebber R&D Partners II, L.P. (the "Partnership"), such information includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation. The results of operations reported for the interim periods ended June 30, 2001, are not necessarily indicative of results to be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2000 and the previously issued quarterly report on Form 10-Q for the quarter ended March 31, 2001.

         The Partnership is a Delaware limited partnership that commenced operations on September 30, 1987 with a total of $72.0 million available for investment. PWDC Holding Company (the "Manager") is the general partner of PaineWebber Technologies II, L.P. (the "General Partner"), which is the general partner of the Partnership. PWDC Holding Company is a wholly-owned subsidiary of Paine Webber Development Corporation ("PWDC"), an indirect, wholly-owned subsidiary of UBS Americas Inc. (formerly, Paine Webber Group Inc. ("PWG")).1 The General Partner intends to distribute the Partnership's assets to the Partners and dissolve the Partnership by December 31, 2001.

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

------------------------
1 On November 3, 2000, pursuant to the Agreement and Plan of Merger dated as of July 12, 2000 by and among PWG, UBS AG and UBS Americas Inc., PWG merged with and into UBS Americas Inc. The General Partner does not expect this transaction to have a material effect on the Partnership.

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

                                                                 LIMITED         GENERAL
                                                                 PARTNERS        PARTNER
                                                                 --------        -------
     I.   Until the value of the aggregate distributions for
          each limited partnership unit ("Unit") equals
          $10,000 plus simple interest on such amount accrued
          at 7% per annum for each Unit sold at the Initial
          Closing (6% per annum for each subsequent Unit sold
          up to the 5,000th Unit and 5% per annum for each
          Unit sold thereafter) ("Contribution Payout"). At
          June 30, 2001, Contribution Payout ranged from
          $16,000 per Unit to $19,625 per Unit .................... 99%              1%

     II.  After Contribution Payout and until the value of
          the aggregate distributions for each Unit equals
          $50,000 ("Final Payout") ................................ 80%             20%

     III. After Final Payout ...................................... 75%             25%

         Effective May 31, 2001, the Partnership distributed to the Partners its rights to receive contingent payments from Centocor, Inc. and Genzyme Corporation (see Note 5). The General Partner valued these rights as of this date at $2,601 per Unit. As of June 30, 2001, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,856 and $9,807 per Unit, respectively.


         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of June 30, 2001, the cumulative profit for the Partnership was $1,733 per Unit.

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 2 CONTINUED)

         The Partnership has invested in product development contracts with Sponsor Companies either directly or through product development limited partnerships. The Partnership has expensed product development costs when incurred by the Sponsor Companies. Income received and/or accrued from investments in Projects is reflected in the Statements of Operations for the period in which the income has been earned.

3.       MARKETABLE SECURITIES

         As of June 30, 2001 and December 31, 2000, the Partnership had invested $8,289,005 and $1,018,977, respectively, in a money market fund.

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

5.       PRODUCT DEVELOPMENT PROJECTS

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership is entitled to receive future quarterly payments (the "Centocor CPIs") through 2007 based on sales of ReoPro(TM), a drug developed by CP III. For the quarter ended June 30, 2001 the Partnership accrued income due from the Centocor CPIs of $1,033,333 which represents income for the two months ended May 31, 2001. (See discussion of Partner distribution in this note.) For the three months ended June 30, 2000, the Partnership accrued income from the Centocor CPIs of $1,550,000 which was prior to an estimate adjustment of approximately $587,000 as of March 31, 2000. For the six months ended June 30, 2001 and 2000, the Partnership recognized income from CP III of $2,551,212 and $3,163,970, respectively.

         Pursuant to the terms of the Partnership Purchase Agreement among Genzyme Corporation ("Genzyme"), Genzyme Development Partners ("GDP"), Genzyme Development Corporation and the Class A Limited Partners of GDP (including the Partnership), Genzyme exercised its option to purchase the Class A limited partnership interests of GDP on January 12, 2001. The purchase price consisted of

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

an advance payment price of $35,000 per Class A limited partnership interest plus royalties on the sale of Sepra products for ten years (the "Genzyme CPIs") commencing with the first calendar quarter of 2001. In January 2001 the Partnership received $3,885,000 as the owner of 111 Class A limited partnership interests and recognized income from product development projects of this amount. For the three months and six months ended June 30, 2001 the Partnership accrued and/or received income from the Genzyme CPIs in the amount of $41,500 and $103,532, respectively.

         Effective May 31, 2001, the Partnership distributed the Centocor CPIs and Genzyme CPIs to its Partners in accordance with the distribution provisions pursuant to its Partnership Agreement as summarized in Note 1. PWDC will act as agent to receive future Centocor CPI and Genzyme CPI payments and make quarterly distributions to the Partners with the exception of Partners owning more than 5% of the Units (who will receive their allocable share of the Centocor CPI and Genzyme CPI payments directly from Centocor and Genzyme).

         On June 29, 2001, the Partnership and the other parties to the Amended and Restated Contractual Payment Interest Purchase Agreement dated April 4, 2000, agreed that in exchange for the release of any Partnership liabilities relating to the termination of that agreement, those other parties (who are holders of 5% or more of the Units) will receive future Centocor CPI and Genzyme CPI payments directly from Centocor and Genzyme.

6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income and loss on their respective federal and state income tax returns.

7.       LEGAL PROCEEDING

         On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company in July 1992. In June 1997, the parties to the Partnership's action entered into an agreement to settle the action which provided, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court (the "Initial Payment"); an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million (the "Milestone Payment"); and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan. The agreement further provided for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007 (the "Retroactive Payments"). On March 15, 1999, the Court issued a memorandum opinion and order approving the settlement as fair and reasonable.

         On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation of approximately $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 7 CONTINUED)

judgment resolving all settlement matters regarding the litigation with Centocor. During the six months ended June 30, 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment and the amount of $4,064,308 representing the Partnership's allocable share of the Milestone Payment and the Retroactive Payments due for the years 1997 through 1999. These settlement payments of $7,259,498 have been included as income from product development projects in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $2.8 million at December 31, 2000, to $9.3 million at June 30, 2001, resulting from the recognition of net income of $6.5 million (as more fully explained in Results of Operations below).

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the expenses incurred in connection with the dissolution of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.0 million at December 31, 2000 to $8.3 million at June 30, 2001, resulting primarily from the sale by the Partnership of its interest in GDP for proceeds of $3.9 million and the receipt of quarterly payments due from the Centocor and Genzyme CPIs aggregating $3.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED
TO THE THREE MONTHS ENDED JUNE 30, 2000:
----------------------------------------

         Net income for the quarters ended June 30, 2001 and 2000 was $1.0 million and $0.9 million, respectively. The increase in net income was due to an increase in income from product development projects of $0.1 million and a decrease in expenses of the same amount.

         Revenues for the three months ended June 30, 2001 and 2000 were $1.1 million and $1.0 million, respectively. For the quarter ended June 30, 2001, the Partnership accrued $1.1 million with respect to income due from Sponsor Companies as of this date. For this same period in 2000, the Partnership accrued $1.6 million relating to income due from Sponsor Companies which was offset by an estimate adjustment of income for the previous quarter of $0.6 million.

         Expenses decreased from $0.126 million for the quarter ended June 30, 2000 to $0.065 million for this same period in 2001 resulting primarily from a decrease in the Partnership's legal expenses.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED
TO THE SIX MONTHS ENDED JUNE 30, 2000:
--------------------------------------

         Net income for the six months ended June 30, 2001 and 2000 was $6.5 million and $10.2 million, respectively. The unfavorable variance of $3.7 million resulted from a decrease in revenues of $3.9 million offset by a decrease in expenses of $0.2 million.

         Revenues for the six months ended June 30, 2001 and 2000 were $6.7 million and $10.5 million, respectively, consisting primarily of income from product development projects. For the six months ended June 30, 2001 the Partnership received and/or accrued income from product development projects in the amount of $6.5 million. The Partnership received proceeds of $3.9 million upon the sale of its interest in GDP and recognized income of $2.7 million from the Genzyme CPIs and Centocor CPIs. During this same period in 2000 the Partnership received payments due pursuant to a settlement agreement with Centocor in the amount of $7.3 million. Also, the Partnership received and/or accrued quarterly payments from the Centocor CPIs in the amount of $3.2 million resulting in total income from product development projects of $10.5 million.

         Expenses for the six months ended June 30, 2001 and 2000 were $0.124 million and $0.291 million, respectively. The decrease was due primarily to decreased legal fees incurred with respect to the proposed sale of the Centocor CPIs to third parties in 2000.

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

           a)     EXHIBITS:

                  None

           b)     REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2001.



                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:   PaineWebber Technologies II, L.P.
                        (General Partner)


                  By:   PWDC Holding Company
                        (general partner of the General Partner)



                  By:   /s/ Stephen R. Dyer
                        ------------------------------
                        Stephen R. Dyer
                        President*



                  By:   /s/ Robert J. Chersi
                        ------------------------------
                        Robert J. Chersi
                        Principal Financial and Accounting Officer*





* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.