Form 10-Q
period 2001-09-30
PAINEWEBBER R&D PARTNERS II LP
filed 2001-11-14
CIK 814576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                              --------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]      No  [_]

                              --------------------

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

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                    FORM 10-Q
                               SEPTEMBER 30, 2001



                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Statements of Financial Condition (unaudited) at                     2
         September 30, 2001 and December 31, 2000

         Statements of Operations
         (unaudited) for the three months and nine months
         ended September 30, 2001 and 2000                                    3

         Statement of Changes in Partners' Capital
         (unaudited) for the nine months
         ended September 30, 2001                                             4

         Statements of Cash Flows
         (unaudited) for the nine months
         ended September 30, 2001 and 2000                                    5

         Notes to Financial Statements
         (unaudited)                                                       6-10

Item 2.  Management's Discussion and Analysis of Financial                11-12
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    13

         Signatures                                                          14

All schedules are omitted either because they are not applicable or the information required to be submitted has been included in the financial statements or notes thereto.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF FINANCIAL CONDITION
(unaudited)

                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                       2001                  2000
--------------------------------------------------------------------------------------------------------
Assets:

      Cash                                                     $            6,998    $            6,998

      Marketable securities, at market value                            9,912,762             1,018,977

      Royalty income receivable                                                 -             1,893,334

                                                                 -----------------     -----------------
Total assets                                                   $        9,919,760    $        2,919,309
                                                                 =================     =================


Liabilities and partners' capital:

      Due to CPI Holders                                       $          519,286    $                -

      Accrued liabilities                                                 232,921               146,657
                                                                 -----------------     -----------------
                                                                          752,207               146,657

      Partners' capital                                                 9,167,553             2,772,652

                                                                 -----------------     -----------------
Total liabilities and partners' capital                        $        9,919,760    $        2,919,309
                                                                 =================     =================

--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF OPERATIONS
(unaudited)


FOR THE THREE MONTHS ENDED SEPTEMBER 30,                                     2001                  2000
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $           74,935    $           93,674
      Income from product development projects                              2,826             1,420,274
                                                                 -----------------     -----------------
                                                                           77,761             1,513,948
                                                                 -----------------     -----------------

Expenses:
      General and administrative costs                                    221,669               414,918
                                                                 -----------------     -----------------

Net income (loss)                                              $         (143,908)   $        1,099,030
                                                                 =================     =================

Net income (loss) per partnership unit:
      Limited partners (based on 8,257 units)                  $           (17.25)   $           131.77
      General partner                                          $        (1,439.08)   $        10,990.30

========================================================================================================

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                      2001                  2000
--------------------------------------------------------------------------------------------------------
Revenues:
      Interest income                                          $          198,225    $          170,253
      Income from product development projects                          6,542,570            11,843,742
                                                                 -----------------     -----------------
                                                                        6,740,795            12,013,995
                                                                 -----------------     -----------------

Expenses:
      General and administrative costs                                    345,894               705,852
                                                                 -----------------     -----------------

Net income                                                     $        6,394,901    $       11,308,143
                                                                 =================     =================

Net income per partnership unit:
      Limited partners (based on 8,257 units)                  $           766.74    $         1,355.83
      General partner                                          $        63,949.01    $       113,081.43

--------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(unaudited)

                                                                     LIMITED               GENERAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001                         PARTNERS              PARTNER                TOTAL
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                                     $        2,740,843    $           31,809    $       2,772,652

Net income                                                              6,330,952                63,949            6,394,901

                                                                 -----------------     -----------------     ----------------
Balance at September 30, 2001                                  $        9,071,795    $           95,758    $       9,167,553
                                                                 =================     =================     ================


-----------------------------------------------------------------------------------------------------------------------------
See notes to financial statements.

PAINEWEBBER R&D PARTNERS II, L.P.
(A DELAWARE LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS
(unaudited)


FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                      2001                  2000
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                     $        6,394,901    $       11,308,143
Adjustments to reconcile net income to cash
  provided by operating activities:

(Increase) decrease in operating assets:
  Marketable securities                                                (8,893,785)           (2,128,849)
  Royalty income receivable                                             1,893,334              (315,344)

Increase (decrease) in operating liabilities:
  Accrued liabilities                                                      86,264               (14,506)
  Due to CPI Holders                                                      519,286                     -
  Other liability                                                               -               325,000
                                                                 -----------------     -----------------

Cash provided by operating activities                                           -             9,174,444

Cash flows from financing activities:
  Distributions to partners                                                     -            (9,174,444)
                                                                 -----------------     -----------------

Increase in cash                                                                -                     -

Cash at beginning of period                                                 6,998                 6,998
                                                                 -----------------     -----------------

Cash at end of period                                          $            6,998    $            6,998
                                                                 =================     =================

--------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
The Partnership paid no cash for interest or taxes during the nine months ended
September 30, 2001 and 2000
--------------------------------------------------------------------------------------------------------
See notes to financial statements.

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND BUSINESS

         The financial information as of September 30, 2001 and for the periods ended September 30, 2001 and 2000 is unaudited. The General Partner intends to distribute the Partnership's assets to the Partners and dissolve the Partnership by December 31, 2001. The Partnership expects to incur additional costs in connection with its planned dissolution. These costs have been accrued as expenses in the accompanying financial statements. The anticipated dissolution of the Partnership has had no effect on the carrying value of the Partnership's assets. These financial statements should be read in conjunction with the most recent annual report of the Partnership on Form 10-K for the year ended December 31, 2000 and the previously issued quarterly report on Form 10-Q for the quarter ended June 30, 2001.

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

                                                                            LIMITED      GENERAL
                                                                            PARTNERS     PARTNER
                                                                            --------     -------
     I.  Until the value of the aggregate distributions for each limited partnership unit ("Unit") equals $10,000 plus
         simple interest on such amount accrued at 7% per annum
         for each Unit sold at the Initial Closing (6% per annum
         for each subsequent Unit sold up to the 5,000th Unit and
         5% per annum for each Unit sold thereafter)
         ("Contribution Payout"). At September 30, 2001,
         Contribution Payout ranged from $16,125 per Unit to
         $19,800 per Unit ................................................    99%           1%

    II.  After Contribution Payout and until the value of the
         aggregate distributions for each Unit equals $50,000
         ("Final Payout") ................................................    80%          20%

   III.  After Final Payout ..............................................    75%          25%

         Effective May 31, 2001, the Partnership distributed to the Partners its rights to receive contingent payments from Centocor, Inc. and Genzyme Corporation (see Note 5). The General Partner valued these rights as of this date at $2,601 per Unit. As of September 30, 2001, the Partnership has made cash and security distributions, as valued on the dates of distribution, since inception of $5,856 and $9,807 per Unit, respectively.

         Profits and losses of the Partnership are allocated as follows: (i) until cumulative profits and losses for each Unit equals Contribution Payout, 99% to Limited Partners and 1% to the General Partner, (ii) after Contribution Payout and until cumulative profits and losses for each Unit equals Final Payout, 80% to Limited Partners and 20% to the General Partner, and (iii) after Final Payout, 75% to Limited Partners and 25% to the General Partner. As of September 30, 2001, the cumulative profit for the Partnership was $1,716 per Unit.

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

3.       MARKETABLE SECURITIES

         As of September 30, 2001 and December 31, 2000, the Partnership had invested $9,912,762 and $1,018,977, respectively, in a money market fund.

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

5.       PRODUCT DEVELOPMENT PROJECTS

         On January 31, 1997, pursuant to the provisions of the Partnership Purchase Option Agreement between Centocor, Inc. ("Centocor") and the Partnership, Centocor exercised its option to purchase the limited partnership interests of Centocor Partners III, L.P. ("CP III"). The Partnership owned 22 Class A limited partnership units and 111 Class C limited partnership units. As a result, the Partnership was entitled to receive future quarterly payments (the "Centocor CPIs") through 2007 based on sales of ReoPro(TM), a drug developed by CP III. Effective May 31, 2001, the Partnership distributed the Centocor CPIs to its Partners in accordance with the distribution provisions pursuant to its Partnership Agreement as summarized in Note 1. For the nine months ended September 30, 2001 and 2000, the Partnership recognized income from Centocor CPIs of $2,548,884 and $4,584,244, respectively.

         Pursuant to the terms of the Partnership Purchase Agreement among Genzyme Corporation ("Genzyme"), Genzyme Development Partners ("GDP"), Genzyme Development Corporation and the Class A Limited Partners of GDP (including the Partnership), Genzyme exercised its option to purchase the Class A limited partnership interests of GDP on January 12, 2001. The purchase price consisted of an advance payment price of $35,000 per Class A limited partnership interest plus royalties on the sale of Sepra products for ten years (the "Genzyme CPIs") commencing with the first calendar quarter of 2001. In January 2001 the Partnership received $3,885,000 as the owner of 111 Class A limited partnership interests. Effective May 31, 2001, the Partnership distributed the Genzyme CPIs to its Partners in accordance with the distribution provisions pursuant to its Partnership Agreement as summarized in Note 1. (The Partners receiving the Centocor CPIs and Genzyme CPIs referred to as the CPI Holders.)

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE 5 CONTINUED)

For the nine months ended September 30, 2001 the Partnership recorded income from the Genzyme CPIs in the amount of $3,993,686.

         In September 2001 the Partnership received proceeds from the Centocor CPIs and Genzyme CPIs totalling $519,286. Such amount is applicable to income accrued for June 2001 which is payable to the CPI Holders.

         PWDC will receive future Centocor CPI and Genzyme CPI payments and make quarterly distributions to the Partners with the exception of Partners owning more than 5% of the Units (the "5% Partners") who will receive their allocable share of the Centocor CPI and Genzyme CPI payments directly from Centocor and Genzyme.

6.       INCOME TAXES

         The Partnership is not subject to federal, state or local income taxes. Accordingly, individual Partners are required to report their distributive share of realized income and loss on their respective federal and state income tax returns.

7.       LEGAL PROCEEDING

         On July 12, 1995, the Partnership commenced a derivative action against Centocor and Centocor Development Corporation III in the Chancery Court of Delaware (the "Court") arising from certain agreements entered into by Centocor and Eli Lilly & Company in July 1992. In June 1997, the parties to the Partnership's action entered into an agreement to settle the action which provided, among other things, for Centocor to pay to CP III investors (including the Partnership, a former limited partner in CP III) in the aggregate: $10.8 million, net of attorneys' fees and expenses as may be awarded by the Court (the "Initial Payment"); an additional $5.0 million, if and when cumulative world-wide sales of ReoPro exceed $600 million (the "Milestone Payment"); and possible additional payments totaling $2.2 million, depending upon regulatory developments in Japan. The agreement further provided for revisions to the ReoPro royalties payable by Centocor to CP III investors through 2007 (the "Retroactive Payments"). On March 15, 1999, the Court issued a memorandum opinion and order approving the settlement as fair and reasonable. On January 31, 2000, the Court awarded legal fees and expenses relating to the Centocor litigation of approximately $1,476,000 to the Partnership's counsel plus interest at the statutory rate. PWDC, which had advanced the funds necessary to pay the Partnership's legal fees and expenses relating to this litigation, was reimbursed its applicable share of this award in the amount of $1,244,000. Legal fees and expenses in the amount of $650,000 together with interest at the statutory rate was awarded to

                        PAINEWEBBER R&D PARTNERS II, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 CONTINUED

counsel for certain objectors to the settlement. On February 17, 2000, the Court signed an order of final judgment resolving all settlement matters regarding the litigation with Centocor. During the nine months ended September 30, 2000, the Partnership received $3,195,190 representing its allocable share of the Initial Payment and the amount of $4,064,308 representing the Partnership's allocable share of the Milestone Payment and the Retroactive Payments due for the years 1997 through 1999. These settlement payments of $7,259,498 have been included as income from product development projects for the nine months ended September 30, 2000, in the accompanying financial statements.

8.       SUBSEQUENT EVENT

         On October 11, 2001, the Partnership remitted a cash distribution to its Partners in the amount of $3,853,267 ($462 per Unit; $38,533 to the General Partner).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         Partners' capital increased from $2.8 million at December 31, 2000, to $9.2 million at September 30, 2001, resulting from the recognition of net income of $6.4 million (as more fully explained in Results of Operations below).

         The Partnership's funds are invested in a money market fund until cash is needed to pay for the expenses incurred in connection with the dissolution of the Partnership or upon the remittance of cash distributions to the Partners. Liquid assets increased from $1.0 million at December 31, 2000 to $9.9 million at September 30, 2001, resulting primarily from the sale by the Partnership of its interest in GDP for proceeds of $3.9 million and the receipt of quarterly payments due from the Centocor and Genzyme CPIs aggregating $5.1 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

         Net income (loss) for the quarters ended September 30, 2001 and 2000 was $(0.1) million and $1.1 million, respectively. The unfavorable variance was due primarily to a decrease in revenues of $1.4 million offset by a decrease in expenses of $0.2 million.

         Revenues for the three months ended September 30, 2001 and 2000 were $0.1 million and $1.5 million, respectively. Income from product development projects for the three months ended September 30, 2000 of $1.4 million resulted from the Partnership's accrual of income due in connection with the Centocor CPIs. The Partnership distributed the Centocor CPIs (as well as the Genzyme
CPIs) effective May 31, 2001 and, therefore, recognized no income from product development projects for the quarter ended September 30, 2001. Interest income earned on money market funds was $0.1 million for these periods.

         Expenses decreased from $0.4 million for the three months ended September 30, 2000 to $0.2 million for this same period ended September 30, 2001. During 2000, the Partnership entered into an agreement whereby the Partnership intended to sell a portion of its investment in the Centocor CPIs to a third party. Upon termination of the agreement on July 15, 2000, the Partnership was obligated to pay a termination fee in the amount of $0.3 million which has been reflected as an expense for the quarter ended September 30, 2000. The Partnership's financial statements for the quarter ended September 30, 2001 include the accrual of expenses in the amount of $0.1 million related to the Partnership's anticipated dissolution by December 31, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2000:

         Net income decreased from $11.3 million for the nine months ended September 30, 2000 to $6.4 million for the same period ended September 30, 2001 resulting from a decrease in revenues of $5.3 million offset by a decrease in expenses of $0.4 million.

         Revenues for the nine months ended September 30, 2001 and 2000 of $12.0 million and $6.7 million consisted primarily of income from product development projects. For the nine months ended September 30, 2001 the Partnership received proceeds of $3.9 million upon its sale of its interest in GDP

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


and recognized income of $2.7 million from the Genzyme CPIs and Centocor CPIs. During this same period in 2000 the Partnership (as a former limited partner of CP III) received payments due, pursuant to a settlement agreement with Centocor, in the amount of $7.3 million In addition, the Partnership received and/or accrued quarterly payments from Centocor in regard to its investment in the Centocor CPIs of $4.5 million.

         Expenses for the nine months ended September 30, 2001 and 2000 were $0.3 million and $0.7 million. Expenses for this period in 2000 included increased legal fees incurred with respect to the proposed sale of Centocor CPIs as well as the accrual of liquidating damages of $0.3 million due upon termination of an agreement to sell the Centocor CPIs (see three months ended September 30, 2001 compared to the three months ended September 30, 2000).

                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         a)       EXHIBITS:

                  None

         b)       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2001.



                  PAINEWEBBER R&D PARTNERS II, L.P.


                  By:    PaineWebber Technologies II, L.P.
                         (General Partner)


                  By:    PWDC Holding Company
                         (general partner of the General Partner)



                  By:    /s/ Stephen R. Dyer
                         ----------------------------------
                         Stephen R. Dyer

                         President*



                  By:    /s/ Robert J. Chersi
                         ----------------------------------
                         Robert J. Chersi
                         Principal Financial and Accounting Officer*


* The capacities listed are with respect to PWDC Holding Company, the Manager, as well as PWDC, the parent company of the Manager.